Form 10QSB
period 1996-03-31
CRESCENT CAPITAL INC / DE
filed 1996-05-21
CIK 874017

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996             Commission File Number 33-39759

                             CRESCENT CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3645694
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                                     20817
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:         (301) 897-4870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes __X__     No ____


As of May 10, 1996 2,545,200 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                    For the Three Months Ended March 31, 1996

                                      INDEX

Part I: FINANCIAL INFORMATION

Item 1:   Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1996
[Unaudited]                                                                1 - 2

Condensed Consolidated Statements of Operations for the
three month periods ended March 31, 1996 and March 31, 1995
[Unaudited]                                                                    3

Condensed Consolidated Statement of Stockholders' Equity for
the three month period ended March 31, 1996 [Unaudited]                        4

Condensed Consolidated Statements of Cash Flows for the
three month periods ended March 31, 1996 and March 31, 1995
[Unaudited]                                                                    5

Notes to Condensed Consolidated Financial Statements                           6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7 - 8


Part II:   OTHER INFORMATION                                                   9

SIGNATURES                                                                    10

                               o o o o o o o o o o

CRESCENT CAPITAL, INC.
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET

- --------------------------------------------------------------------------------

                                                           March 31,
                                                              1996
                                                          [Unaudited]
ASSETS:
Current Assets:
  Cash                                                   $   342,959

  Trade Accounts Receivable - Net                          1,988,007
  Franchisee Loans                                           696,917
  Other Receivables                                          328,112
  Inventories                                                535,253
  Prepaid Expenses and Accrued Income                        684,343
  Officer Loan Receivable                                     72,836
  Deferred Offering Costs                                    100,000
  Due from Related Parties                                 1,452,528
  Deposits                                                   445,187
                                                         -----------

  Total Current Assets                                     6,646,142
                                                         -----------


Property and Equipment - Net                               3,176,935
                                                         -----------

Other Assets:
  Master Franchise Agreement - Net                           918,000
  Rights to Store Leases - Net                                93,312
  Goodwill - Net                                              11,085
  Consulting Agreements - Net                                776,145
  Store Franchise Agreement - Net                             72,084
  Store Development Costs - Net                              100,884
  Start-Up Costs - Net                                       128,214

                                                         -----------

Total Other Assets                                         2,099,724
                                                         -----------


Total Assets                                             $11,922,801
                                                         -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                                  March 31, 1996
                                                                                    [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                                           $  2,940,398
  Accrued Expenses                                                                      739,374
  Other Payables and Accrued Interest                                                   129,723
  Obligations Under Capital Leases                                                      190,031
  Income Taxes Payable                                                                  380,343
  Due to Related Parties                                                                   --
  Notes Payable - Short-Term                                                            265,134
                                                                                   ------------

  Total Current Liabilities                                                           4,645,003
                                                                                   ------------

Notes Payable - Long-Term                                                               621,659
                                                                                   ------------

Commitments and Contingencies                                                              --
                                                                                   ------------

Minority Interest                                                                     1,907,526
                                                                                   ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                                         --

  $.001 Par Value, Class A Common Stock - 5,000,000 Shares
  Authorized and 545,200 Shares Issued and Outstanding                                      545

  $.001 Par Value, Convertible Class B Common Stock -
  2,000,000 Shares Authorized, Issued and Outstanding                                     2,000

  Additional Paid-in-Capital                                                          6,209,214

  Retained Earnings                                                                      60,863

  Cumulative Foreign Currency Translation Adjustment                                    (24,009)

  Note Receivable for Stock                                                          (1,500,000)
                                                                                   ------------

  Total Stockholders' Equity                                                          4,748,613
                                                                                   ------------

  Total Liabilities and Stockholders' Equity                                       $ 11,922,801
                                                                                   ------------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
- --------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                               For the Three              For the Three
                                                                Months Ended               Months Ended
                                                               March 31, 1996             March 31, 1995
Revenue:
  Sales by Company Owned Stores                                 $ 1,036,214                $   596,273
  Commissary Sales                                                2,581,566                  2,227,989
  Franchise Fees                                                     42,848                     47,901
  Rental Income                                                     328,119                    275,975
  Royalty Sales                                                     635,186                    514,926
  Other Operating Income                                            166,528                    110,720
                                                                -----------                -----------

  Total Revenue                                                   4,817,461                  3,773,784
                                                                -----------                -----------
Cost of Sales
  Company Owned Stores                                              762,853                    447,541
  Food and Packaging                                              1,893,426                  1,651,237
  Other Operating Expenses                                          624,271                    391,766
                                                                -----------                -----------
  Total Cost of Sales                                             3,280,550                  2,490,544
                                                                -----------                -----------

  Gross Margin                                                    1,536,911                  1,283,240
                                                                -----------                -----------

Distribution and Administrative Expenses                          1,664,974                  1,192,327
Operating and Closing Costs of Pizzazz Restaurant                   400,986                       --
                                                                -----------                -----------
Operating (Loss) Income                                            (529,049)                    90,913

Interest Income                                                      20,370                     29,946
Interest Expense                                                    (25,696)                    (9,204)
Minority Interest in Net Income of Subsidiary                       149,651                       --
                                                                -----------                -----------
(Loss) Income Before Income Taxes                                  (384,605)                   112,522

Income Taxes                                                           --                         --
                                                                -----------                -----------

  Net (Loss) Income                                             $  (384,605)               $   112,522
                                                                -----------                -----------

(Loss) Income Earnings Per Share                                $     (0.15)               $      0.05
                                                                -----------                -----------

Weighted Average Number of Shares Outstanding
                                                                  2,545,200                  2,420,000
                                                                -----------                -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                                                          Cumulative
                                                                                           Foreign
                                              Common Stock       Additional                Currency       Note         Total
                                         Number of                 Paid-in    Retained   Translation   Receivable   Stockholders'
                                           Shares      Amount      Capital    Earnings   Adjustments   For Stock       Equity
Balance - December 31, 1995              2,545,200       2,545     6,230,593    445,468     31,622      (1,500,000)   5,210,228

Addition Costs from Issuance of Stock
of Subsidiary                                                        (21,379)                                           (21,379)

Foreign Currency Translation Adjustment         --          --           --          --    (55,631)             --      (55,631)

Net Income for the three months ended
March 31, 1996                                  --          --           --    (384,605)        --              --     (384,605)
                                         ---------    --------   -----------  ---------  ---------     -----------  -----------

Balance - March 31, 1996                 2,545,200    $  2,545   $ 6,209,214  $  60,863  ($ 24,009)    $(1,500,000) $ 4,748,613
                                         =========    ========   ===========  =========  =========     ===========  ===========

Foreign Currency Translation

The functional currency for the Company's foreign operations is the British pound sterling. The translation from the British pound sterling into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity. Equity transactions are denominated in British Pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                                For the Three        For the Three
                                                                 Months Ended         Months Ended
                                                                March 31, 1996       March 31, 1995

Net Cash - Operating Activities                                  ($  346,527)          $(1,269,413)
                                                                 -----------           -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs             (511,610)             (378,221)
  Proceeds on Disposal of Property and Equipment                     259,386                 4,950
  Repayment of Loan to Officer                                                              (7,310)
  Loan to Related Party                                                                   (306,000)
                                                                 -----------           -----------
  Net Cash - Investing Activities                                   (252,224)             (686,581)
                                                                 -----------           -----------

Financing Activities:
  Payment of Debt                                                    (71,097)           (1,339,449)
  Proceeds from Sale of Common Stock                                                       253,360
  Capital Repayments Made                                            (52,742)
                                                                 -----------           -----------
  Net Cash - Financing Activities                                   (123,839)           (1,086,089)
                                                                 -----------           -----------

Effect of Exchange Rate Changes on Cash                               (6,814)               13,270

  Net [Decrease] in Cash and Cash Equivalents                       (729,404)           (3,028,813)

Cash and Cash Equivalents - Beginning of Periods                   1,072,363             4,814,473
                                                                 -----------           -----------
  Cash and Cash Equivalents - End of Periods                     $   342,959           $ 1,785,660
                                                                 ===========           ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                $    46,862           $    98,804
    Taxes Paid                                                   $      --             $      --

Supplemental Disclosures of Non-Cash Financing and
Investing Activities:
                                                                                       $      --
  Fixed Assets acquired under Capital leases                     $   248,620           $      --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
- --------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
- --------------------------------------------------------------------------------

[A]  Significant Accounting Policies

     Significant accounting policies of Crescent Capital, Inc. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The balance sheet as of March 31, 1996, the statements of operations for the period January 1, 1996 to March 31, 1996, and for the period January 1, 1995 to March 31, 1995 the statement of stockholders' equity for the period January 1, 1996 to March 31, 1996 and the statements of cash flows for the period January 1, 1996 to March 31, 1996 and for the period January 1, 1995 to March 31, 1995 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.



[C]  Subsequent Event

     In May, the Company decided to suspend Pizzazz Restaurant operations and the development of the Pizzazz concept. The Company feels, at this time, that management attention and resources must be focused on the core business of delivery stores. In the Condensed Consolidated Statement of Operations, the "Operating and Closing Costs of Pizzazz Restaurant" consists of the following items:

                  Revenues                  $   48,997

                  Cost of Sales                (97,899)

                  Operating Expenses          (199,054)

                  Estimated Closing Costs     (153,030)
                                              --------
                           Total             ($400,986)



                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income for the quarter was lower than the same quarter of the previous year despite the increase in per store sales of 11%. At the end of the quarter, management believes it experienced a significant boost in sales as a result of the scare regarding English beef. The Company promotes their use of only Danish beef and the "healthy" aspects of pizza as part of their advertising and marketing strategies.

The Company's core business of franchise fees, commissary sales and the Company owned stores lost approximately $10,000 for the quarter versus an income of $112,522 in the same quarter of the previous year. The deterioration of income was the result of lower margins on products sold from the commissary, higher company overhead costs, and higher costs on the Company owned delivery stores. The Company opened one new franchise store in the quarter.

The Company's Haagen Dazs stores lost approximately $88,000 for the quarter. This business is seasonal and management believes that cold weather had a significant adverse impact on the unit's activities.

The Company opened a sit down casual dining pizza restaurant ("Pizzazz") in late December to compliment the delivery stores and further establish brand recognition for Domino's pizza. Although the "Pizzazz" concept was developed by Domino's in the United States, the Company did not receive assistance from Domino's in the start up of this concept in the United Kingdom. During the quarter ended March 31, 1996, the Company recorded losses of approximately $248,000 and established a reserve for closing costs of approximately $153,000 related to the Pizzazz concept.

The Company has taken corrective actions where possible to return the Company to a level of profitability.

Results of Operations
Comparison of the three month period January 1, to March 31, 1996 and January 1 to March 31, 1995

Total revenue for the period was $4,817,461, an increase of $1,043,677 (28%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores which increased by $466,941, royalty income which increased by $120,260 and commissary sales which increased by $353,577. Increases were also evident in rental and other income streams of $107,952.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 (10 versus 9) and the addition of three Haagen Dazs stores which contributed $269,899. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales in excess of the increase in sales. Cost of sales increase of $887,905 (36%). This is the result of lower commissary margins, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating loss of ($529,049) was incurred in the period against operating income of $91,938 in the comparable period in 1995. This decrease in profitability resulted from higher gross margins offset by higher administrative and corporate store costs ($131,883), the operating losses and closing costs of the Pizzazz restaurant ($400,986), and operating loss offset by gross margins of the Haagen Dazs stores ($88,118).

The Company has taken the following actions to improve Company profitability:

     Commissary In late February, the Company implemented a 5% price increase to the franchisees which will cover most of the rising costs of the raw materials of topping/cheese etc. The Company has also initiated an internal study to ensure that fresh dough provided to the franchisees is priced to cover the increased production costs and earn a fair profit.

     Delivery Stores The Company has hired a person dedicated to new franchisee development. This person has industry experience and is using his industry contacts to develop new franchisee interests. In addition, the Company has participated in two trade shows and is scheduled to participate in two more later in the year. The Company has also successfully concluded their test period arrangement with Total Oil Great Britain and have finalized an agreement to open Domino's franchises in gas stations. This should result in the rapid development of non-traditional stores in addition to the traditional stores. The

     Company has also entered into another arrangement with Alldays, a British convenience store company to install "cash and carry" Domino's stores on the premises. The Company anticipates that a minimum of twelve new non-traditional stores will open before the end of the year.

     Company Owned Stores The Company has installed computer systems in company owned stores which will allow daily monitoring and control of food and labor costs by headquarters personnel. It is anticipated that this new system will allow the Company to control the costs and achieve better profitability.

     Haagen  Dazs The  Company  continues  to have  discussions  with the Master
     Franchisor in the United Kingdom to discuss menu items and other ways to reduce the seasonal impact of Haagen Dazs stores. The Company expects the units to perform profitably for the next two quarters.

     Pizzazz The Company believes these losses resulted from the lack of Domino's support, the timing of the restaurant opening, product pricing, menu items and promotion. The Company believes the concept is viable and the knowledge gained over the last quarter is valuable. However, the Company feels, at this time, management attention and resources must be focused on the "core" business of delivery stores. Consequently, in May 1996, the Company decided to suspend operations and the development of the Pizzazz restaurant concept.

Liquidity and Capital Resources

At March 31, 1996 the Company's working capital of $2,001,139 has been reduced by $1,020,127 from the end of the Company's last fiscal year. The Company used a portion of the net proceeds from the initial public offering of a subsidiary to purchase fixed assets and repay the outstanding short-term notes payable. Additionally, the Company sold a non-performing company owned store to finance a new company owned store opened in April 1996. The company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the three months ended March 31, 1996 ($1.526 per British pound sterling) was approximately 4% lower than the exchange rate during the comparable period in 1995 ($1.597 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 4% when expressed in U.S. dollars.

Inflation

To date, inflation has not had a material effect on the Company's operations.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Other Information

          Not Applicable.

Item 5.   Exhibits

          (a)  Exhibits

          None.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRESCENT CAPITAL, INC.


Date:  May 15, 1996                 By:     /s/ Colin Halpern
                                            Colin Halpern, President