Form 10QSB
period 1996-06-30
CRESCENT CAPITAL INC / DE
filed 1996-08-09
CIK 874017

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996             Commission File Number 33-39759


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

                             Yes  [x]     No

As of August 1, 1996 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     For the Six Months Ended June 30, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

     Condensed  Consolidated  Balance  Sheets  as  of  June  30,  1996
     [Unaudited]                                                           1-2

     Condensed  Consolidated  Statements of  Operations  for the three month  and six  months  ended  June 30,  1996  and June 30,  1995
     [Unaudited]                                                             3

     Condensed  Consolidated Statement of Stockholders' Equity for the
     year ended  December  31, 1995 and the six months  ended June 30,
     1996 [Unaudited]                                                        4

     Condensed  Consolidated  Statements  of  Cash  Flows  for the six
     months ended June 30, 1996 and June 30, 1995 [Unaudited]                5

     Notes to Condensed Consolidated Financial Statements                    6

Item 2:  Management's  Discussion and Analysis of Financial  Condition
     and Results of Operations                                             7-8

Part II: OTHER INFORMATION                                                   9

SIGNATURES                                                                  10

                          o o o o o o o o o o

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

                                         June 30, 1996    June 30, 1995
                                          [Unaudited]      [Unaudited]
ASSETS:
Current Assets:
  Cash                                    $    98,142     $ 1,310,448

  Trade Accounts Receivable - Net           2,058,997       1,399,088
  Franchisee Loans                            797,033         742,053
  Other Receivables                           507,930         329,954
  Inventories                                 504,772         447,091
  Prepaid Expenses and Accrued Income       1,108,166         503,052
  Officer Loan Receivable                     100,050          39,781
  Due from Related Parties [D]              2,284,313         905,138
  Deposits                                    370,759         319,134
                                          -----------     -----------
 Total Current Assets                       7,830,162       5,995,739
                                          -----------     -----------
Property and Equipment - Net                3,332,718       1,490,211
                                          -----------     -----------
Other Assets:
  Master Franchise Agreement - Net            900,000         972,000
  Rights to Store Leases - Net                 91,645          42,500
  Goodwill - Net                               10,987          12,508
  Start-Up Costs - Net                        112,992              --
  Consulting Agreements - Net [C]                  --         806,145
  Organizational Costs - Net                       --              50
  Prepaid and Deferred Offering Costs         100,000          35,829
  Store Franchise Agreement - Net              71,512           8,864
  Store Development Costs - Net                22,969          45,902
                                          -----------     -----------
Total Other Assets                          1,310,105       1,923,798
                                          -----------     -----------
Total Assets                              $12,472,985     $ 9,409,748
                                          ===========     ===========

          The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 1996      June 30, 1995
                                                                     [Unaudited]       [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                            $  3,048,245      $  1,951,940
  Accrued Expenses                                                     1,015,517           432,441
  Other Payables and Accrued Interest                                    189,156           102,394
  Obligations Under Capital Leases                                       193,678            74,970
  Other Taxes Payable                                                    472,714           277,908
  Notes Payable - Short Term                                             267,984           233,665
  Due to Related Parties                                                      --           160,000
                                                                    ------------      ------------
  Total Current Liabilities                                            5,187,294         3,233,318
                                                                    ------------      ------------
Long-Term Liabilities                                                    517,036           617,816
                                                                    ------------      ------------
Commitments and Contingencies                                                 --                --
                                                                    ------------      ------------
Minority Interest                                                      1,924,531         1,287,430
                                                                    ------------      ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                            --                --

  $.001 Par Value, Class A Common Stock - 5,000,000 Shares
  Authorized and 545,800 Shares Issued and Outstanding                       545               420

  $.001 Par Value, Convertible Class B Common Stock -
  2,000,000 Shares Authorized, Issued and Outstanding                      2,000             2,000

  Additional Paid-in-Capital                                           6,209,214         5,260,999

  Retained Earnings                                                       94,598           419,855

  Cumulative Foreign Currency Translation Adjustment                      37,767            87,910

  Note Receivable for Stock                                           (1,500,000)       (1,500,000)
                                                                    ------------      ------------
  Total Stockholders' Equity                                           4,844,124         4,271,184
                                                                    ------------      ------------
  Total Liabilities and Stockholders' Equity                        $ 12,472,985      $  9,409,748
                                                                    ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                            Three Months Ended                  Six Months Ended
                                                        June 30,         June 30,         June 30,          June 30,
                                                          1996             1995              1996             1995
Revenue:
  Sales by Company Owned Stores                     $  1,410,032      $    641,048      $  2,473,246         1,237,321
  Commissary Sales                                     2,899,511         2,353,447         5,481,077         4,581,436
  Franchise Fees                                         137,491            53,072           180,339           100,973
  Rental Income                                          326,253           332,790           623,358           608,765
  Royalty Sales                                          691,157           525,394         1,326,343         1,040,320
  Other Operating Income                                 198,602            86,574           365,130           197,294
                                                    ------------      ------------      ------------       -----------
  Total Revenue                                        5,663,046         3,992,325        10,449,493         7,766,109
                                                    ------------      ------------      ------------       -----------
Cost of Sales
  Company Owned Stores                                   881,819           430,105         1,644,672           877,646
  Food and Packaging                                   2,564,852         1,999,787         4,912,687         4,076,024
  Other Operating Expenses                               649,182           431,020         1,242,439           822,786
                                                    ------------      ------------      ------------       -----------
  Total Cost of Sales                                  4,095,853         2,860,912         7,799,798         5,776,456
                                                    ------------      ------------      ------------       -----------
  Gross Margin                                         1,567,193         1,131,413         2,649,695         1,989,653
                                                    ------------      ------------      ------------       -----------
Non-Operating Income                                      37,992                --            67,649                --
Administrative Expenses                                1,643,623         1,070,745         2,883,846         1,838,072
Operating & Closing Costs of Pizzazz Restaurant               --                --           400,986                --
                                                    ------------      ------------      ------------       -----------
Operating (Loss)/Income                                  (38,438)           60,668          (567,488)          151,581
Interest Income                                          113,460           100,506           133,830           130,452
Interest Expense                                         (24,162)          (22,168)          (49,858)          (31,372)
Minority Interest in Net Income of Subsidiary            (17,006)          (24,969)          132,646           (46,348)
                                                    ------------      ------------      ------------       -----------
(Loss)/Income Before Income Taxes                         33,854           114,037          (350,870)          204,313

Income Taxes                                                  --                --                --                --
                                                    ------------      ------------      ------------       -----------
  Net (Loss)/Income                                 $     33,854      $    114,037      $   (350,870)      $   204,313
                                                    ------------      ------------      ------------       -----------
(Loss)/Income Earnings Per Share                    $       0.01      $       0.05      $      (0.14)      $      0.08
                                                    ------------      ------------      ------------       -----------
Weighted Average Number of Shares Outstanding
                                                       2,545,800         2,420,000         2,545,800         2,420,000
                                                    ------------      ------------      ------------       -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                           Cumulative
                                                                                            Foreign
                                              Common Stock       Additional                 Currency       Note         Total
                                         Number of                 Paid-in      Retained   Translation   Receivable    Stockholders'
                                           Shares      Amount      Capital      Earnings   Adjustments   For Stock       Equity


Balance - December 31, 1995            2,545,200         2,545     6,230,593     445,468       31,622    (1,500,000)     5,210,228

Additional Costs from Issuance of
Stock of Subsidiary                           --            --       (21,379)         --           --            --        (21,379)
Issuance February 27, 1996                   600            --            --          --           --            --             --
Foreign Currency Translation Adjustment       --            --            --          --        6,145            --          6,145

Net Income for the six months ended
June 30, 1996                                 --            --            --    (350,870)          --            --       (350,870)
                                      ----------        ------    ----------     -------      -------   -----------     ----------
Balance - June 30, 1996               $2,545,800        $2,545    $6,209,214     $94,598      $37,767   $(1,500,000)    $4,844,124
                                      ==========        ======    ==========     =======      =======   ===========     ==========

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                 For the Six     For the Six
                                                                 Months Ended    Months Ended
                                                                 June 30,1996   June 30, 1995
Net Cash - Operating Activities                                  $   146,744    $(1,489,762)
                                                                 -----------    -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs           (1,151,811)      (860,870)
  Proceeds on Disposal of Property and Equipment                     259,047         52,594
  Loan to Officer                                                         --            630
  Loan to Related Party                                                   --       (523,149)
                                                                 -----------    -----------
  Net Cash - Investing Activities                                   (892,764)    (1,330,795)
                                                                 -----------    -----------

Financing Activities:
  Proceeds from Loan                                                      --        371,174
  Payment of Debt                                                   (239,046)    (1,325,462)
  Proceeds from Sale of Common Stock                                      --        253,360
  Capital Repayments Made                                                 --             --
                                                                 -----------    -----------
  Net Cash - Financing Activities                                   (239,046)      (700,928)
                                                                 -----------    -----------

Effect of Exchange Rate Changes on Cash                               10,845         17,460

  Net [Decrease] in Cash and Cash Equivalents                       (974,221)    (3,504,025)

Cash and Cash Equivalents - Beginning of Periods                   1,072,363      4,814,473
                                                                 -----------    -----------
  Cash and Cash Equivalents - End of Periods                          98,142      1,310,448
                                                                 -----------    -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                $    49,858    $    98,804
    Taxes Paid                                                            --             --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Fixed Assets acquired under Capital leases                     $   248,295    $        --
  Assignment of Consulting Agreements                            $   776,145    $        --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]  Significant Accounting Policies

     Significant accounting policies of Crescent Capital, Inc. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The balance sheet as of June 30, 1996, the statements of operations for the periods April 1, 1996 to June 30, 1996, April 1, 1995 to June 30, 1995 and for the periods January 1, 1996 to June 30, 1996, and January 1, 1995 to June 30, 1995 the statement of stockholders' equity for the period January 1, 1996 to June 30, 1996 and the statements of cash flow for the periods January 1, 1996 to June 30, 1996 and for the period January 1, 1995 to June 30, 1995 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996, and the results of its operations and cash flows for the six months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

     Certain reclassifications may have been made to the 1995 financial statements to conform to classification used in 1996.

[C]  Assignment Of Consulting Agreements

     The three consulting agreements entered into by International Franchise Systems, Inc. (an affiliate of the Company) were assigned to Woodland Limited Partnership at their net book value on March 31, 1996. The consideration for this assignment consisted of a short term interest bearing loan which is convertible to marketable securities on or before September 29, 1996.

[D]  Due From Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At June 30, $1,508,168 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short term basis and are interest bearing. As stated in Note [C], Woodland has a short term loan of $776,145 which will be replaced by marketable securities on or before September 29, 1996.

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Income for the quarter was lower than the same quarter of the previous year despite the increase in per store sales year to year of 11%. The Company's core business of franchising, commissary and Company owned stores earned $15,590 for the quarter versus income of $114,037 in the same quarter of the previous year. The principal reasons for the decline in income were higher Company overhead costs and higher expenses on the Company-owned delivery stores. The Company opened five new franchise stores in the quarter and two were closed. To date, the Company has opened a net of four new stores.

The Company's Haagen Dazs stores earned $35,270 for the quarter. This business is seasonal and management believes that cold weather in May and June had an adverse impact on these stores' profitability.

In May, the Company management decided to re-focus on the core business and divest of non-core assets. In addition, the Company started to strengthen elements of the core business to achieve sustained profitability. The benefits of these decisions and actions are expected to be realized.

The Company has done the following to carry out it plans:

     Haagen Dazs The Company has reached an agreement with the Master Franchisor in the United Kingdom to (1) purchase one ice cream parlour back from the Company at the end of August and (2) assist the Company in the sale of the other two units. It is the Company's intention to divest of all the units before the end of the year.

     Pizzazz The Company suspended operations and the development of the Pizzazz restaurant concept. The Company has an agreement with a third party to lease the property and assets. The third party will not operate the restaurant as a Pizzazz restaurant or offer similar type cuisine.

     Commissary The Company has implemented controls to ensure that margins remain constant when price movements occur in raw materials. Additionally, the Company has conducted studies, in conjunction with Domino's parent company commissary personnel, to improve commissary efficiencies, to establish pan -European purchasing co-ops with other Domino's franchisors and to set up a distribution centre in the north of England to reduce distribution costs.

     Delivery Stores The Company is re-working the franchisee recruitment program to increase the number of new franchisees in the system. Changes include more public relations coverage of Domino's successful franchisees, improvements in promotional materials, better follow up with prospects and the creation of incentive programs, In addition, the Company has participated in three trade shows and is scheduled to participate in another one later in the year. The Company has also entered into another arrangement with Alldays, a British convenience store company, to establish Domino's delivery stores on the premises of Alldays stores. The Company anticipates that a minimum of five new delivery stores with Alldays will open before the end of the year.

     Company Owned Stores The Company has converted two Corporate delivery stores to "Dealer Development" stores and intends to convert two more in the third quarter. The company has had success with this program because it allows new franchisees to participate in the Domino's' system while the Company initially finances the store construction costs. As the Company achieves profitability under this arrangement, a reduction in revenue can be expected.

Results of Operations

Comparison of the three month period April 1, to June 30, 1996 and April 1, to June 30, 1995

Total revenue for the period was $5,663,046, an increase of $1,670,721 (42%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores, which increased by $768,984, royalty income, which increased by $165,763 and commissary sales, which increased by $546,064. Rental and other income also in creased by $189,910.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 (11 versus 9) and the addition of three Haagen Dazs stores which contributed $506,706. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales against the same period of 1995. Cost of sales increased by $1,659,941 (68%). This is the result of an in crease in the cost of food, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating loss of $38,438 was sustained in the period against operating income of $60,668 in the comparable period in 1995. This decrease in profitability resulted from higher administrative and corporate store costs of $572,878 which offset an increase in the gross margin of $435,780.

Comparison of the six month period January 1, to June 30, 1996 and January 1, to June 30, 1995

Total revenue for the period was $10,449,493, an increase of $2,683,384 (35%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores, which increased by $1,235,925, royalty income, which increased by $286,023 and commissary sales, which increased by $899,641.

The increase in sales at Company owned stores resulted primarily from the increased number of stores in operation during this period against 1995 and the addition of three Haagen Dazs stores which contributed $770,375. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

The Company also experienced an increase in cost of sales against the same period of 1995. Cost of sales increased by $2,873,342 (58%). This is the result of an increase in food costs, the inclusion of Haagen Dazs cost of sales and an increase in the royalty percentage payable to Domino's.

An operating loss of $576,488 was incurred in the period against operating income of $151,581 in the comparable period in 1995. This decrease in profitability resulted from higher administrative and corporate store costs of $1,045,774 offsetting higher gross margins, and the operating losses at and closure of the Pizzazz Restaurant.

Liquidity and Capital Resources

At June 30, 1996 the Company's working capital of $2,642,868 has been reduced by $378,398 from the end of the Company's last fiscal year.. The Company assigned the beneficial interest in its consulting agreements to Woodland Limited Partnership which resulted in an increase in working capital of $776,145. The Company sold a non-performing Company-owned store to finance a new Company-owned store opened in April 1996. The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the six months ended June 30, 1996 ($1.5283 per British pound sterling) was approximately 3% lower than the exchange rate during the comparable period in 1995 ($1.5777 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 3% when expressed in U.S. dollars.

Inflation

The primary inflationary factor affecting the Company's operations is the cost of food. As the cost of food has increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures, although there is no assurance that such offsets will continue. To date, inflation has not had a material effect on the Company's operations.

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

                                 CRESCENT CAPITAL, INC.


Date:  August 6, 1 996           By: /s/ Colin Halpern
                                     ---------------------------
                                     Colin Halpern, President