Form 10QSB
period 1996-09-30
CRESCENT CAPITAL INC / DE
filed 1996-11-19
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 30, 1996        Commission File Number 33-39759

                             CRESCENT CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-3645694
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                             20817
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code:     (301) 530-1708


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                   No [ ]


As of November 15, 1996, 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     For the Period Ended September 30, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30,
     1996 [Unaudited]                                                    1 - 2

     Condensed Consolidated Statements of Operations for the
     three months and nine months ending September 30, 1996 and
     September 30, 1995 [Unaudited]                                          3

     Condensed Consolidated Statement of Stockholders' Equity for
     the year ended December 31, 1995 and the nine months ended
     September 30, 1996 [Unaudited]                                          4

     Condensed Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and 1995 [Unaudited]                    5

     Notes to Condensed Consolidated Financial Statements                    6

     Item 2: Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7 - 8


Part II: OTHER INFORMATION                                                   9

SIGNATURES                                                                  10

                       o o o o o o o o o o

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

                                        September 30, 1996    December 31, 1995
                                           [Unaudited]
ASSETS:
Current Assets:
  Cash                                       $   607,966            872,363

  Cash - Restricted                                   --            200,000
  Trade Accounts Receivable - Net              2,314,491          1,697,548
  Franchisee Loans                               813,288            696,917
  Other Receivables                              267,076            565,708
  Inventories                                    459,012            621,408
  Prepaid Expenses and Accrued Income            961,382            650,746
  Officer Loan Receivable                        123,726            168,151
  Deferred Offering Costs                        100,000
  Due from Related Parties [D]                   931,436          1,656,635
  Deposits                                       292,669            383,331
                                             -----------        -----------

  Total Current Assets                         6,871,046          7,512,807
                                             -----------        -----------


Property and Equipment - Net                   3,432,261          2,733,667
                                             -----------        -----------

Other Assets:
  Master Franchise Agreement - Net               882,000            936,000
  Rights to Store Leases - Net                    90,680             83,359
  Goodwill - Net                                  10,732             11,570
  Start-Up Costs - Net                           109,095            146,916
  Consulting Agreements - Net [C]                     --            827,707
  Store Franchise Agreement - Net                 59,008             75,273
  Store Development Costs - Net                   14,139            104,419

                                             -----------        -----------

Total Other Assets                             1,165,654          2,185,244
                                             -----------        -----------


Total Assets                                 $11,468,961        $12,431,718
                                             -----------        -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996.

--------------------------------------------------------------------------------

                                                                        September 30,     December 31, 1995
                                                                      1996 [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                                  2,592,349         $  3,109,445
  Accrued Expenses                                                          893,994              363,125
  Other Payables and Accrued Interest                                       240,700              259,845
  Obligations Under Capital Leases                                          194,699              188,077
  Other Taxes Payable                                                       518,952              303,356
  Current Portion of Long Term Debt                                         299,107              267,693
                                                                       ------------         ------------
  Total Current Liabilities                                               4,739,801            4,491,541
                                                                       ------------         ------------
Long-Term Liabilities                                                       523,686              694,151
                                                                       ------------         ------------
Minority Interest                                                         1,829,009            2,035,798
                                                                       ------------         ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                               --                   --

  $.001 Par Value, Class A Common Stock - 5,000,000 Shares
  Authorized and 545,800 Shares Issued and Outstanding                          545                  545

  $.001 Par Value, Convertible Class B Common Stock -
  2,000,000 Shares Authorized, Issued and Outstanding                         2,000                2,000

  Additional Paid-in-Capital                                              6,364,037            6,230,593

  Retained Earnings                                                         237,487              445,468

  Cumulative Foreign Currency Translation Adjustment                         48,541               31,622

  Note Receivable for Stock                                              (1,500,000)          (1,500,000)
  Cost of Common Stock Held in Treasury 51,743 shares in 1996              (776,145)                  --
                                                                       ------------         ------------

  Total Stockholders' Equity                                              4,376,465            5,210,228
                                                                       ------------         ------------

  Total Liabilities and Stockholders' Equity                           $ 11,468,961         $ 12,431,718
                                                                       ------------         ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
--------------------------------------------------------------------------------

                                                             For the Three Months                       For the Nine Months
                                                      July 1, 1996 to       July 1 1995        January 1, 1996          January 1,
                                                        September 30,       to September         to September            1995 to
                                                           1996               30, 1995             30, 1996           September 30,
                                                                                                                           1995
Revenue:
  Sales by Company Owned Stores                        $  1,578,453         $    754,747         $  4,051,699            1,992,068
  Commissary Sales                                        3,039,451            2,546,101            8,520,528            7,127,537
  Franchise Fees                                            151,934               38,789              332,273              139,762
  Rental Income                                             341,987              298,501              965,345              907,266
  Royalty Sales                                             749,824              687,002            2,076,167            1,727,322
  Other Operating Income                                    156,618              251,322              589,397              448,616
                                                       ------------         ------------         ------------         ------------

  Total Revenue                                           6,018,267            4,576,462           16,535,409           12,342,571
                                                       ------------         ------------         ------------         ------------
Cost of Sales
  Company Owned Stores                                    1,007,948              463,608            2,652,620            1,341,254
  Food and Packaging                                      2,730,664            2,390,428            7,643,351            6,466,452
  Other Operating Expenses                                  613,451              553,582            1,855,890            1,376,368
                                                       ------------         ------------         ------------         ------------

  Total Cost of Sales                                     4,352,063            3,407,618           12,151,861            9,184,074
                                                       ------------         ------------         ------------         ------------


  Gross Margin                                            1,666,204            1,168,844            4,383,548            3,158,497
                                                       ------------         ------------         ------------         ------------


Administrative Expenses                                   1,477,306            1,128,216            4,361,152            2,966,288
Operating & Closing Costs of Pizzazz Restaurant              41,245                   --              442,231                   --
                                                       ------------         ------------         ------------         ------------
Operating (Loss)/Income                                     147,653               40,628             (419,835)             192,209
Interest Income                                              79,406               52,694              213,235              183,146
Interest Expense                                            (24,868)             (15,490)             (74,726)             (46,862)
Minority Interest in Net Income of Subsidiary               (59,301)             (27,738)              73,345              (74,086)
                                                       ------------         ------------         ------------         ------------
(Loss)/Income Before Income Taxes                           142,890               50,094             (207,981)             254,407

Income Taxes                                                     --                   --                   --                   --

                                                       ------------         ------------         ------------         ------------
  Net (Loss)/Income                                    $    142,890         $     50,094         $   (207,981)        $    254,407
                                                       ------------         ------------         ------------         ------------

(Loss)/Income Earnings Per Share                       $       0.06         $       0.02         $      (0.08)        $       0.10
                                                       ------------         ------------         ------------         ------------

Weighted Average Number of Shares Outstanding
                                                          2,545,800            2,431,939            2,545,800            2,424,023
                                                       ------------         ------------         ------------         ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                Cumulative
                                                                                 Foreign
                                    Common Stock        Additional               Currency                  Note           Total
                                Number of                Paid-in     Retained   Translation  Treasury   Receivable     Stockholders'
                                  Shares      Amount     Capital     Earnings   Adjustments    Stock     For Stock        Equity

Balance - December 31, 1995     2,545,200      2,545    6,230,593     445,468      31,622          --    (1,500,000)    5,210,228

Additional Costs from
  Issuance of Stock of
  Subsidiary                           --         --      (21,379)         --          --          --            --       (21,379)
Issuance February 27, 1996            600         --           --          --          --          --            --            --
Foreign Currency
  Translation Adjustment               --         --           --          --      16,919          --            --        16,919
Treasury Shares                        --         --      154,823          --          --    (776,145)           --      (621,322)
Net Income for the nine
  months ended September 30,
  1996                                 --         --           --    (207,981)         --          --            --      (207,981)
                              -----------  ---------  -----------   ---------   ---------  ----------   -----------   -----------

Balance - September 30, 1996    2,545,800  $   2,545  $ 6,364,037   $ 237,487   $  48,541    (776,145)  $(1,500,000)  $ 4,376,465
                              -----------  ---------  -----------   ---------   ---------  ----------   -----------   -----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                             For the Nine Months
                                                                                   January 1, 1996 to    January 1, 1995 to
                                                                                   September 30, 1996    September 30, 1995
Net Cash - Operating Activities                                                       $    53,674         $(1,027,602)
                                                                                      -----------         -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                                (1,488,656)         (1,464,412)
  Proceeds on Disposal of Property and Equipment                                          445,338              52,944
  Repayment of Loan to Officer                                                                 --                 945
  Loan to Related Party                                                                   722,687            (510,280)
                                                                                      -----------         -----------
  Net Cash - Investing Activities                                                        (320,631)         (1,920,803)
                                                                                      -----------         -----------

Financing Activities:
  New Short Term Loan                                                                     184,596             373,645
  Payment of Debt                                                                        (380,226)         (1,439,231)
  Proceeds from Sale of Common Stock                                                           --             445,360
                                                                                      -----------         -----------
Net Cash - Financing Activities                                                          (195,630)           (620,226)
                                                                                      -----------         -----------

Effect of Exchange Rate Changes on Cash                                                    (1,809)             11,133

Net [Decrease] in Cash and Cash Equivalents                                              (462,588)         (3,557,498)

Cash and Cash Equivalents - Beginning of Periods                                        1,072,363           4,814,473

                                                                                      -----------         -----------
Cash and Cash Equivalents - End of Periods                                            $   607,966         $ 1,256,975
                                                                                      -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                     $   133,940         $    46,862
    Taxes Paid                                                                                 --                  --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Total Offering Costs During the Period January 1, 1995 to September 30, 1995        $        --         $    96,829
  Exchange of Treasury Stock and Assignment of Consulting Agreements                  $   776,145         $        --
  Fixed Assets acquired under Capital Leases                                          $   248,295         $        --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[A]  Significant Accounting Policies

     Significant accounting policies of Crescent Capital, Inc. are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. Crescent Capital's strategic objective is to invest in business ventures which will maximize the return to the shareholders. Currently, Crescent Capital, Inc.'s only operations are the 70% ownership of International Franchise Systems, Inc. Crescent Capital, Inc. and International Franchise Systems, Inc. [including its wholly owned subsidiaries] are collectively referred to as "the Company."

[B]  Basis of Reporting

     The balance sheet as of September 30, 1996, the statements of operations for the period January 1, 1996 to September 30, 1996, and for the period January 1, 1995 to September 30, 1995, the statement of stockholders' equity for the period January 1, 1996 to September 30, 1996 and the statements of cash flows for the period January 1, 1996 to September 30, 1996 and for the period January 1, 1995 to September 30, 1995 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the nine months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

     Certain reclassifications may have been made to the 1995 financial statements to conform to classification used in 1996.

[C]  Assignment Of Consulting Agreements

     The three consulting agreements entered into by International Franchise Systems, Inc. ("IFS") were assigned to Woodland Limited Partnership at their net book value on April 1, 1996. IFS received shares of Crescent Capital, Inc. in return for consideration. The shares are reflected as "Treasury Stock" in the shareholders equity section of the Company's balance sheet.

[D]  Due From Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At September 30, 1996, $931,436 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short term basis and are interest bearing.


                               o o o o o o o o o o

     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Result of Operations

Overview -

Income for the three month period was higher than the same period of the previous year due to the opening of new stores, the increase of existing store sales year to year of 12%, and the Haagen Dazs ice cream line of business. The Company opened six new franchise stores in the period. To date, the Company has opened a net of eleven new stores for the year.

In September, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. The Company is attempting to divest the two other Haagen Dazs units before the end of the year. The ice cream business is influenced by cold weather and the Company anticipates losses from these 2 units in the fourth quarter.

During the second quarter, the Company closed their sit down restaurant ("Pizzazz"). The Company had an agreement with a third party to lease the property and the assets. The Company was unsuccessful in obtaining the landlord's consent to sub-lease the facilities to the third party. As a result, the Company incurred rental and associated expenses on the unit during the third quarter of $41,245. This loss has been included in the Company's income results. The Company has entered into negotiations with another third party that it believes will be acceptable to the landlord. The Company hopes to have the transaction finalized by the end of the year although there are no assurances that the sublease will be finalized or that the landlord will approve the sublease.. Therefore, the Company expects to incur similar costs in the fourth quarter on this property.

Results of Operations -

Comparison of the three month period July 1 to September 30, 1996 and July 1 to September 30, 1995

Revenue
Total revenue for the period was $6,018,267 an increase of $1,441,805 (32%) against the same period of 1995. The main constituents of this increase arose from sales at Company owned stores which increased by $823,706, royalty income, which increased by $175,967 and commissary sales, which increased by $493,350. Rental income also increased by $43,486 and other income decreased by $94,704.

The increase in comparative sales at International Franchise Systems, Inc. owned stores resulted primarily from the three Haagen Dazs units which were operated by the Company for only one month in the same period last year. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company's cost of sales as a percentage of total revenue decreased by 2.1% against the same period of the previous year. However, total cost of sales expenditures increased by $944,445. The cost of sales as a percentage on commissary sales declined by 4.1% from the same period of the previous year because of improved pricing and better margins. The cost of sales as a percentage on IFS owned store sales increased by 2.5% because of higher food costs and lower margins for the Haagen Dazs units as compared to the Company-owned Domino's stores. The royalty percentage payable to Domino's increased from the prior year by 6.7%.

Administrative and corporate expenses as a percentage of total revenue increased by 1% ($349,090) versus the same period of the previous year. Expenses increased as a result of Haagen Dazs ($189,075), headcount additions to support the franchisees, and general costs for franchise development and shareholder support.

Income
An operating profit of $147,653 was attained in the period against operating income of $40,628 in the comparable period in 1995. This increase in profitability resulted from higher gross margins of $497,360 which offset higher administrative and corporate store costs.

Comparison of the nine month period January 1 to September 30, 1996 and January 1 to September 30, 1995

Revenue
Total revenue for the period was $16,535,409, an increase of $4,192,838 (34%) against the same period in 1995. The main constituents of this increase arose from sales at IFS owned stores, which increased by $2,059,631, royalty income, which increased by $541,356 and commissary sales, which increased by $1,392,991.

The increase in sales at Company owned stores resulted primarily from the addition of three Haagen Dazs stores which contributed $1,401,568 and the increased number of stores in operation during this period against 1995. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company's cost of sales as a percentage of total revenue decreased by .8% against the same period of 1995. The cost of sales as a percentage of commissary sales declined by 1% from the same period of the previous year. The cost of sales as a percentage of IFS owned store sales decreased by 1.8%. The royalty percentage payable to Domino's increased from the prior year by 6.7%.

Administrative and corporate store expenses as a percentage of total revenue increased by 2.3% against the same period of the previous year This increase is reflective of the growth of the company to support the franchisees the increased costs of corporate stores including Haagen Dazs ($978,544) and personnel and shareholder support costs at the Corporate headquarters.

Income
An operating loss of $419,835 was incurred in the period against operating income of $192,209 in the comparable period in 1995. This decrease in profitability resulted primarily from the operating losses at and closure of the Pizzazz Restaurant ($442,231) and higher administrative and corporate store costs offsetting higher gross margins .

Liquidity and Capital Resources

At September 30, 1996 the Company's working capital of $2,131,245 has been reduced by $890,021 from the end of the Company's last fiscal year. The Company's trade receivable have increased by $616,943 from the end of the year in addition to a increase in computer loans to franchisees for $116,371. The Company's receivable from related parties has decreased by $722,687 and inventories and other receivable have decreased by $461,028. The Company's current liabilities have increased as a result of increased commissary purchases The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

Exchange Rates

The weighted exchange rate for the nine month period ended September 30, 1996 ($1.5383 per British pound sterling) was approximately 3% lower than the exchange rate during the comparable period in 1995 ($1.5882 per British pound sterling). This difference has the effect of reducing the Company's results by approximately 3% when expressed in U.S.
dollars.

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

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRESCENT CAPITAL, INC.


Date:  November 15, 1996            /s/ Colin Halpern
                                    ------------------------------------------
                                    Colin Halpern, President