Form 10KSB
period 1996-12-31
CRESCENT CAPITAL INC / DE
filed 1997-03-31
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 / X /        SECURITIES EXCHANGE ACT OF 1934
 ---

              For the fiscal year ended December 31, 1996


                          Commission File No. 33-39759

                             CRESCENT CAPITAL, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                 13-3645694
(State or other jurisdiction of           (I.R.S. employer identification
incorporation or organization)                          No.)


                            6701 Democracy Boulevard
                                    Suite 300
                               Bethesda, MD 20817
               (Address of principal executive offices) (Zip Code)


                                 (301) 530-1708
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

CRESCENT CAPITAL, INC.


INDEX




Independent Auditor's Report..........................................      F-1

Consolidated Balance Sheet as of December 31, 1996....................  F-2-F-3

Consolidated Statements of Operations for the years ended December 31,
1996 and 1995.........................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996 and 1995 ...........................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1996 and 1995 ........................................................  F-6-F-7

Notes to Consolidated Financial Statements............................ F-8-F-23



                                . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Crescent Capital, Inc.


                  We have audited the accompanying consolidated balance sheet of Crescent Capital, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Capital, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants.

Cranford, New Jersey
March 6, 1997

CRESCENT CAPITAL, INC.


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.


Assets:
Current Assets:
   Cash and Cash Equivalents                                       $657,880
   Trade Accounts Receivable [Net of Allowance of $166,939]       2,278,638
   Franchise Loans                                                1,008,990
   Inventories                                                      865,131
   Prepaid Expenses and Other Current Assets                        778,834
   Due from a Related Party                                       1,471,997
   Due from Officer                                                 125,016
   Other Receivables                                                 51,475
                                                                -----------

   Total Current Assets                                           7,237,961

Property and Equipment - At Cost                                  3,750,842
Less:  Accumulated Depreciation:                                    993,456

   Property and Equipment - Net                                   2,757,386
                                                                -----------

Other Assets:
   Deposits                                                         637,562
   Deferred Offering Costs                                          100,000
   Intangible Assets - Net                                        1,107,953
   Net Assets of Discontinued Operations                            666,156
                                                                -----------

   Total Other Assets                                             2,512,671

   Total Assets                                                 $12,507,018
                                                                ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.

Liabilities and Stockholders' Equity:
Current Liabilities:
   Trade Accounts Payable                                                 $3,704,523
   Accrued Expenses and Other Payables                                     1,186,168
   Taxes Payable                                                             415,771
   Obligations Under Capital Leases                                          217,691
   Current Portion of Long-Term Debt                                         321,621
   Related Party Payable                                                      29,785
                                                                        ------------

   Total Current Liabilities                                               5,875,559

Long-Term Liabilities:
   Long-Term Debt                                                            392,363
   Obligations Under Capital Leases                                           67,877

   Total Long-Term Liabilities                                               460,240

Commitments and Contingencies                                                     --

Minority Interest                                                          2,015,233

Stockholders' Equity:
   $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
     No Shares Issued and Outstanding                                             --

   $.001 Par Value, Class A Common Stock - 5,000,000 Shares
     Authorized, 545,800 Shares Issued 494,057 Shares Outstanding                546

   $.001 Par Value, Convertible Class B Common Stock -
     2,000,000 Shares Authorized, Issued and Outstanding                       2,000

   Additional Paid-in Capital                                              6,209,214

   Retained Earnings                                                         322,246

   Cumulative Foreign Currency Translation Adjustment                        250,400

   Note Receivable for Stock, Including Accrued Interest                  (1,852,275)
                                                                        ------------

   Total                                                                   4,932,131
   Less: 51,743 Shares of Class A Common Stock Held by a Subsidiary         (776,145)
                                                                        ------------

   Total Stockholders' Equity                                              4,155,986

   Total Liabilities and Stockholders' Equity                            $12,507,018
                                                                        ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Years ended
                                                                                                   December 31,
                                                                                          1 9 9 6             1 9 9 5
Revenues:
   Sales by Company-Owned Stores                                                      $     4,851,362     $     2,970,709
   Commissary Sales                                                                        12,241,320           9,930,206
   Royalty Sales                                                                            2,941,971           2,376,305
   Rental Income                                                                            1,364,434           1,232,162
   Franchise Fees                                                                             516,780             251,649
   Other Operating Income                                                                     828,828             375,358
   Management Fees from Related Party                                                          25,000              36,000
                                                                                      ---------------     ---------------
   Total Revenues                                                                          22,769,695          17,172,389
                                                                                      ---------------     ---------------

Cost of Revenues:
   Company-Owned Stores                                                                     3,035,130           1,997,917
   Food, Packaging and Distribution                                                        10,796,422           9,517,104
   Rental Operations                                                                        1,312,606           1,161,510
   Other Operating Expenses                                                                 1,588,471             701,951
                                                                                      ---------------     ---------------
   Total Cost of Revenues                                                                  16,732,629          13,378,482
                                                                                      ---------------     ---------------

   Gross Margin                                                                             6,037,066           3,793,907

General and Administrative Expenses                                                         5,061,266           3,196,168

Depreciation and Amortization                                                                 693,201             440,355
                                                                                      ---------------     ---------------
   Operating Income                                                                           282,599             157,384
                                                                                      ---------------     ---------------

Minority Interest in Income from Continuing Operations
   of Subsidiary                                                                             (147,460)            (83,095)
                                                                                      ---------------     ---------------

Other Income [Expense]:
   Interest Income from Related Party                                                         233,014             120,000
   Interest Income                                                                             69,017             118,192
   Interest Expense                                                                          (118,454)            (82,555)
                                                                                      ---------------     ---------------
   Total Other Income                                                                         183,577             155,637
                                                                                      ---------------     ---------------

   Income from Continuing Operations                                                          318,716             229,926

Income Taxes                                                                                       --                  --
                                                                                      ---------------     ---------------
   Income from Continuing Operations                                                          318,716             229,926
                                                                                      ---------------     ---------------

Discontinued Operations:
   [Loss] from Discontinued Operations of Pizzazz Restaurant                                 (631,341)                 --
   Minority Interest in Loss from Discontinued Operation
     of Subsidiary                                                                            189,403                  --
                                                                                      ---------------     ---------------
   [Loss] from Discontinued Operations                                                       (441,938)                 --
                                                                                      ---------------     ---------------
   Net [Loss] Income                                                                  $      (123,222)    $       229,926
                                                                                      ===============     ===============

Earnings [Loss] Per Share:
   Income from Continuing Operations                                                  $           .13     $           .09
   Loss from Discontinued Operations                                                             (.18)                 --
                                                                                      ---------------     ---------------
   Net [Loss] Income Per Share                                                                   (.05)    $           .09
                                                                                      ===============     ===============

   Weighted Average Number of Shares Outstanding                                            2,528,269           2,431,939
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Cumulative
                                                                                                             Foreign      Common
                                      Common Stock    Additional                 Currency    Stock of the      Note        Total
                                 Number of              Paid-in      Retained   Translation Parent Held by  Receivable Stockholders'
                                   Shares     Amount    Capital      Earnings   Adjustments  a Subsidiary   For Stock     Equity

  Balance - January 1, 1995       2,420,000   $2,420   $4,654,534   $215,542       $50,704   $      --   $(1,500,000)   $3,423,200

Sale of Subsidiary Stock
[2nd Phase of Public
Offering]                                --       --      283,666         --            --          --            --       283,666

Issuance of Common Stock
of Subsidiary                            --       --    1,286,347         --            --          --            --     1,286,347

Issuance of Common Stock on
Exercise of Warrants [Net of
Offering Costs of $185,829]         125,200      125        6,046         --            --          --            --         6,171

Foreign Currency Translation
Adjustment                               --       --           --         --       (19,082)         --            --       (19,082)

Net Income for the year ended
December 31, 1995                        --       --           --    229,926            --          --            --       229,926
                                  ---------   ------   ----------   --------      --------   ---------   -----------    ----------

  Balance - December 31, 1995     2,545,200    2,545    6,230,593    445,468        31,622          --    (1,500,000)    5,210,228

Additional Offering Costs from
2nd Phase Sale of Stock of
Subsidiary                               --       --      (21,379)        --            --          --            --       (21,379)

Issuance of Common Stock on
  Exercise of Warrants                  600        1           --         --            --          --            --             1

Common Stock Issued to
Subsidiary                               --       --           --         --            --    (776,145)           --      (776,145)

Foreign Currency Translation
Adjustment                               --       --           --         --       218,778          --            --       218,778

Net [Loss] for the year
ended December 31, 1996                  --       --           --   (123,222)           --          --            --      (123,222)
                                  ---------   ------   ----------   --------      --------   ---------   -----------    ----------

  Balance - December 31, 1996     2,545,800   $2,546   $6,209,214   $322,246      $250,400   $(776,145)  $(1,500,000)   $4,508,261
                                  =========   ======   ==========   ========      ========   =========   ===========    ==========

Foreign Currency Translation:
     The functional currency for the Company's foreign operations is the British pound sterling. The translation from British pound sterling into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years ended
                                                                                                   December 31,
                                                                                          1 9 9 6             1 9 9 5
Operating Activities:
   Net [Loss] Income                                                                  $      (123,222)    $       229,926
   Adjustments to Reconcile Net Income to Net Cash
     [Used for] Provided by Operating Activities:
     Loss from Discontinued Operations                                                        631,341                  --
     Depreciation and Amortization                                                            917,546             562,130
     Bad Debts                                                                                (46,230)           (279,135)
     [Gain] Loss on Disposal of Property and Equipment                                       (306,057)             (6,049)

   Changes in Assets and Liabilities:
     [Increase] in:
       Trade Accounts Receivable and Franchise Loans                                          (61,787)           (841,266)
       Inventories                                                                           (174,788)            (75,620)
       Prepaid Expenses and Accrued Income                                                   (653,488)           (189,917)
       Other Assets                                                                          (206,176)           (376,137)

     Increase [Decrease] in:
       Trade Accounts Payable                                                                 320,797             627,827
       Accrued Expenses                                                                       334,994            (428,994)
       Other Payables and Accrued Interest                                                    300,802             117,191
       Taxes Payable                                                                           79,244                  --
                                                                                      ---------------     ---------------

       Net Cash Provided by Continuing Operations                                           1,012,976            (660,066)
                                                                                      ---------------     ---------------

       Net Cash [Used] by Discontinued Operations                                            (631,341)                 --
                                                                                      ---------------     ---------------

       Net Cash - Operating Activities                                                        381,635            (660,044)
                                                                                      ---------------     ---------------

Investing Activities:
   Purchase of Property and Equipment and Capitalized Costs                                (1,294,141)         (2,386,348)
   Proceeds on Disposal of Property and Equipment                                             700,855              67,600
   Advances to Officer                                                                             --            (127,740)
   Payments by Officer                                                                         43,135                  --
   Advances to Related Parties                                                               (440,000)          2,203,817
   Payments by Related Parties                                                                609,532             765,000
   Increase [Decrease] in Restricted Cash                                                     200,000            (200,000)
   Purchase of Intangible Assets                                                              (64,223)                 --
                                                                                      ---------------     ---------------

   Net Cash - Investing Activities                                                           (244,842)         (4,085,305)
                                                                                      ---------------     ---------------

Financing Activities:
   Deferred Offering Costs                                                                   (100,000)                 --
   Proceeds from Sale of Common Stock                                                              --           1,570,013
   Proceeds from Debt                                                                         187,920             503,299
   Repayment of Debt                                                                         (281,504)         (1,174,854)
   Proceeds from Issuance of Common Stock Upon
     Exercise of Warrants                                                                          --               6,171
   Capital Lease Payments                                                                    (213,178)            (95,891)
                                                                                      ---------------     ---------------

   Net Cash - Financing Activities                                                           (406,762)            808,738
                                                                                      ---------------     ---------------

Effect of Exchange Rate Changes on Cash                                                        55,486              (5,499)
                                                                                      ---------------     ---------------

   Net [Decrease] in Cash and Cash Equivalents                                               (214,483)         (3,942,110)

Cash and Cash Equivalents - Beginning of Years                                                872,363           4,814,473
                                                                                      ---------------     ---------------

   Cash and Cash Equivalents - End of Years                                           $       657,880     $       872,363
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years ended
                                                                                                   December 31,
                                                                                          1 9 9 6             1 9 9 5
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                                         $        50,904     $       152,755
     Income Taxes                                                                     $                   $            --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Issuance of Subsidiary Shares in Connection with Consulting
     Agreements                                                                       $            --     $       943,750
   Equipment Under Capital Lease                                                      $        81,719     $       303,236
   Issuance of Crescent Stock in Payment of Related
     Party Note for Assignment of Consulting Agreements                               $       776,145     $            --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Organization and Stock Acquisition

Corporate Structure - Crescent Capital, Inc. ["Crescent"] was organized under the laws of the State of Delaware on January 15, 1991.

IFS, a Delaware corporation, is a subsidiary of Crescent. IFS owns 100% of the stock of Domino's Pizza Group Limited ["DP Group"], a United Kingdom corporation. DP Group owns 100% of the stock of DP Realty Limited ["DP Realty"], DPGS Limited ["DPGS"] and Livebait Limited ["Livebait"], each a United Kingdom corporation. The principal purpose of IFS and its wholly-owned subsidiaries is to own, operate and franchise Domino's Pizza Stores in the U.K., Northern Ireland and the Republic of Ireland [the "Territory"] pursuant to a Master Franchise Agreement ["MFA"] [See Note 19].

Crescent and IFS [including its wholly-owned subsidiaries] are collectively referred to as the "Company".

Description and Nature of Business - The Company's multi-national operations include the ownership and operation of Domino's Pizza Stores, the sale of commissary food products, supplies and equipment to franchisees, and the development of new franchises. As of December 31, 1996, there were 127 stores operating, 116 of which were franchised and 11 were Company-owned.

[2] Summary of Significant Accounting Policies

Stock Transactions of Subsidiary - Changes in Crescent's proportionate share of subsidiary equity are accounted for as equity transactions and increase or decrease the Company's investment in the subsidiary [See Note 15].

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - Substantially all accounts receivable are due from franchisees for commissary and equipment purchases and royalties. Credit is extended based on an evaluation of the franchisee's financial condition. The Company has a security interest in the franchise stores and their assets as collateral . The Company considers their accounts receivable to be fully secured.

Franchisee Loans - Franchisee loans consist of loans issued for in store computer purchases, new loans for equipment purchases, or loans acquired from Dominos Pizza International ["DPII"] which were issued to the original franchisees. The Company has a security interest in the franchise stores and their assets as collateral. The Company considers their franchisee loans to be fully secured.

Inventories - Inventories, which consist primarily of food products and equipment for resale to franchises, are stated at the lower of cost, determined by the first-in, first-out basis or market value.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the improvements.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Master Franchise Agreement - The MFA is stated at cost which includes associated professional costs. One-third of the cost of the MFA has been allocated to the exclusive development rights under the MFA and is being amortized over a ten-year period. The remaining two-thirds of the cost of the MFA has been allocated to the right to operate as sub-franchisor in the Territory and is being amortized over a twenty-year period. Amortization expense for the years ended December 31, 1996 and 1995 was $72,000 and $72,000, respectively [See Note 19A].

Rights to Store Leases - The rights to Store Leases are stated at cost and are being amortized over a ten-year period [the average length of the remaining term under the leases] under the straight-line method. Amortization expense for the years ended December 31, 1996 and 1995 was $13,439 and $5,000, respectively.

Store Franchise Agreement - The Store Franchise Agreement represents the cost of the franchise fees paid for corporate-owned stores. The cost of the franchise fees range from $4,650 to $12,400 per store. These costs are amortized over the term of the franchise agreements, which is ten years. Amortization expense for the years ended December 31, 1996 and 1995 was $7,210 and $2,874, respectively.

Store Development Costs - Store development costs, which represent certain expenses incurred before a new facility opens, including design and construction costs, are amortized on a straight-line basis over three years. Amortization expense for the years ended December 31, 1996 and 1995 was $30,075 and $14,140, respectively.

Start-up Costs - Start-up costs related to the opening of company-owned stores, which primarily include management training costs, are capitalized. These costs are amortized over a two year period under the straight-line method. Amortization for the years ended December 31, 1996 and 1995 was $-0- and $9,469, respectively.

Goodwill - Goodwill represents the excess of the price paid for a corporate store over the fair value attributed to the assets acquired, and is being amortized using the straight-line method over ten years. Amortization expense for the years ended December 31, 1996 and 1995 was $1,253 and $851, respectively.

Revenue Recognition - Revenue from commissary sales is recognized upon shipment of products and company-owned store sales are recognized at point of sale. Franchise fees consist of initial franchise fees which are recognized in income when the Company has substantially completed its obligations under the franchise agreement. This generally occurs upon the opening of a franchise location at which time the Company has completed its obligation to assist with the location and design of the new store and the training of staff. Royalty fees are earned on sales by franchisees and is recognized as revenue when the related sales are made. Rental income, which consists of rent paid under subleases [See Note 7], is recognized ratably over the lease period. Other operating income consists of primarily of computer system sales which is recognized at point of installation.

Deferred Offering Costs - Deferred offering costs consisting of costs incurred in relation to a proposed secondary public offering. These costs will be recorded as a reduction of the net proceeds of any offering when received or written off if an offering does not occur.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[2] Summary of Significant Accounting Policies [Continued]

Advertising Costs - Advertising costs are expensed as incurred and are offset by a fee of 4% of royalty sales by franchisees, which amount must be spent on the franchise's behalf for various advertising programs. If advertising costs exceed the fees received at a given point, a receivable is recorded from the franchisee on the Company books for the amounts still due. Similarly if at a given point, more fees are received than have been expended, a payable to the franchisee is recorded. This amount is included in other receivables or other payables.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. IFS's accounting year is a 52/53 week period which for 1996 resulted in a December 29, 1996 fiscal year end for IFS. Having different year ended dates has no material effect on the consolidated financial statements.

Earnings [Loss] Per Share - Earnings [loss] per share of common stock is based on the weighted average number of common shares outstanding for the periods presented. Common stock equivalents are included in the computation when their effect is dilutive.

Foreign Currency Translation - Balance sheet amounts denominated in British pound sterling have been translated into U.S. dollars using the year end rate of exchange. Operational results denominated in British pound sterling have been translated into U.S. dollars using the average yearly rate of exchange. Equity transactions denominated in British pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, management expects these assets to be fully recoverable

Stock Options Issued to Employees - The Company adopted SFAS No. 123 on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB'] Opinion No. 25 for financial reporting purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Reclassification - Certain items in the prior year's financial statements have been reclassified to conform with the current year's presentation.

[3] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company had approximately $659,599 on deposit at National Westminster Bank, Plc, a U.K. bank at December 29, 1996. The U.K. does not have federal insurance on balances maintained in banks. Thus the entire amount is subject to loss due to credit risk, the Company does not require collateral in relation to cash credit risk.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[3] Significant Risks and Uncertainties [Continued]

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company has a security interest in franchised stores and their assets are collateral for the receivable.

[C] Economic Dependency - Due to the nature of franchising and the Company's agreements with Domino's, the success of the Company is in part dependent upon the overall success of Domino's, including Domino's financial condition, management and marketing success, and the successful operation of stores opened by other franchisees.

[D] Potential Loss of Exclusive Development Rights - The Company's business plan is dependent on its exclusive development rights under the MFA. The MFA requires that the Company have opened and operating a minimum number of Domino's Stores in accordance with a specified yearly schedule. The Company was obligated for the year ended December 29, 1996 to have a total of 125 delivery stores opened. As of that date, the Company had 127 stores open, of which 122 were delivery stores, including 11 which were Company owned. As of March 1, 1997, the Company has opened one additional store with the remaining two stores to be opened by the end of March 1997 [See Note 22B]. This is adequate to meet the development schedule for 1996. There can be no assurance that the Company will be successful in opening the number of Domino's Stores required, or that new Domino's Stores opened by the Company or its franchisees will be operated profitably. Furthermore, there can be no assurance that the Company will be able to renew the MFA beyond December 31, 2003. If the MFA is not renewed, the Company would lose its exclusive development rights.

[E] Operations in a Foreign Country - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks], any of which could have a significant impact on the Company's operation.

The Company's U.K. operating subsidiary, DP Group, is subject to U.K. corporation tax on its profits. The Company has used and expects DP Group to be able to continue to use the tax loss carryforwards previously held by its predecessor and carried over to DP Group to offset some of its future tax payments. However, there can be no guarantee that DP Group will be profitable to be able to continue to use the carryforward tax losses.

Currently, DP Group's operations are subject to the laws and regulations of the Territory and the European Community, including such laws and regulations relating to antitrust and trade regulation. The failure by DP Group to comply with these laws may cause the Company to be unable to enforce its franchise agreements with franchisees. The Company and its franchisees are also subject to U.K. government and local laws and regulations generally. Store operations are subject to health, sanitation, employment and safety standards imposed by the European, national and local authorities. These regulations and any new laws and regulations could have a significant financial impact on the operation of the Company owned and franchised stores.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[4] Property and Equipment

The following details the composition of property and equipment:

                                                                                Accumulated
                                                                Cost           Amortization            Net
Equipment, Office Fixtures and Furnishings                 $    2,413,446    $       660,629    $    1,752,817
Leasehold Improvements                                          1,367,605            166,569         1,201,036
Equipment and Motor Vehicles Under
   Capital Leases                                                 625,783            190,420           435,363
Motor Vehicles                                                    110,914             49,839            61,075
Net Assets of Discontinued Operations                            (766,906)           (74,001)         (692,905)
                                                           --------------    ---------------    --------------
   Totals                                                  $    3,750,842    $       993,456    $    2,757,386
                                                           ==============    ===============    ==============

Depreciation expense for the years ended December 31, 1996 and December 31, 1995 was $533,195 and $494,741, respectively.

[5] Intangible Assets

Intangible assets, at December 31, 1996, consists of the following:

                                                                       Accumulated
                                                                      Amortization        Writeoffs
                                                                      December 31,           and
                                                          Cost           1 9 9 6         Assignments         Net
Master Franchise Agreement                           $   1,080,000   $      216,000  $           --  $        864,000
Consulting Agreements                                      943,750          167,605         776,145                --
Rights to Store Leases                                     138,094           25,575              --           112,519
Store Franchise Agreement                                   78,147           32,317              --            45,830
Store Development                                          122,094           47,750              --            74,344
Start-up Costs                                             156,385            9,469         146,916                --
Goodwill                                                    12,421            1,161              --            11,260
                                                     -------------   --------------  --------------  ----------------
   Totals                                            $   2,530,891   $      499,877  $      923,061  $      1,107,953
                                                     =============   ==============  ==============  ================

The balance of start-up costs were written off during 1996 as they related to the discontinuation of the Pizzazz restaurant concept [See Note 8]. Amortization expense on the consulting agreements for the years ended December 31, 1996 and 1995 before assignment was $51,563 and $116,043, respectively [See Note 17].

[6] Long-Term Debt

At December 31, 1996, long-term debt consists of the following:

                                                              December 31,
                                                                1 9 9 6
Note Payable to Domino's Pizza International, Inc.
     for the Master Franchise Agreement                        $116,667
Loans Payable to National Westminster Bank                      597,317
                                                               --------

Total                                                           713,984
Less:  Current Portion                                          321,621

   Long-Term                                                   $392,363
                                                               ========

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[6] Long-Term Debt [Continued]

The note payable to Domino's Pizza International, Inc. for the MFA was originally for $650,000 of which, $300,000 was paid on January 17, 1995 and $350,000 is payable in installments of approximately $29,000 for twelve consecutive quarters beginning on January 1, 1995. Interest at the rate of 8% per annum is payable on the installment dates. Installment payments totaling approximately $233,333 were made as of December 31, 1996.

The Company has various loans payable to National Westminster Bank ["NatWest"] of $597,317 at December 31, 1996. The loans are payable over terms of 3 to 5 years in aggregate monthly installments of approximately $16,500. Interest on one loan is 9.75% per annum and the second loan carries interest at 9.875% per annum while the other loans bear interest at the bank's base rate plus 3%. The bank's base rate at December 31, 1995 was 6.00%. The obligations to NatWest are secured by the all of the assets of DP Group, DP Realty and DPGS. Additionally, the Chairman of the Company has personally guaranteed these obligations to a maximum of approximately $42,000.

The following are maturities of long-term debt for each of the next five years:

            December 31,
               1997                     $321,621
               1998                      166,821
               1999                      112,319
               2000                       99,241
               2001                       13,982
                                        --------
               Total                    $713,984
                                        ========

[7] Leases

The Company is the lessee of motor vehicles and equipment under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets held under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases at December 31, 1996:

Equipment and Motor Vehicles                         $        625,783
Less:  Accumulated Depreciation                              (190,420)
                                                     ----------------
   Net                                               $        435,363
                                                     ================

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[7] Leases [Continued]

Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years and in the aggregate are:

 Year Ended
December 31,                                       Amount
    1997                                          $ 231,482
    1998                                             82,636
    1999                                             23,822
    2000                                                 --
    2001                                                 --
    Subsequent to 2001                                   --
                                                  ---------
    Total Minimum Lease Payments                    337,940
    Less:  Amount Representing Interest             (52,372)

    Present Value of Net Minimum Lease Payment    $ 285,568
                                                  =========

Interest rates on capitalized leases vary from 3% to 8% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

The Company has a one-year operating lease for its U.S. office that expires on June 30, 1997 and is renewable on a year-to-year basis thereafter.

The Company leases land and buildings, office equipment and motor vehicles under operating leases expiring in various years through 2016.

The Company leases store properties directly, through a subsidiary, DP Realty, and then subleases the properties to franchisees. At December 31, 1996, the Company had operating leases for approximately 88 stores with periods ranging from 10 to 42 years, of which 79 were also subject to subleases to the franchisees and the balance are used for Company owned stores. The subleases are for an initial ten year period, consistent with the franchise period, with a subsequent ten year renewal period. Total minimum future rental income, as shown below, from subleases to be received in the future under non-cancelable subleases assumes the subleases are for the initial ten year period only, although the Company believes that the franchisees will exercise the renewal option on substantially all subleases. Also included below is the minimum future rental payments and sublease rental income for the building where the Pizzazz restaurant was located [See Notes 8 and 22A].

Minimum future rental payments and sublease rental income under non-cancelable operating leases and subleases, respectively having remaining terms in excess of one year as of December 31, 1996 for each of the next five years, and in the aggregate are as follows:

Year ending                                      Operating
December 31,                                       Leases            Subleases

    1997                                    $      2,571,527  $     2,193,629
    1998                                           2,554,683        2,273,629
    1999                                           2,464,103        2,262,220
    2000                                           2,320,534        2,195,106
    2001                                           2,200,101        2,180,668
    Subsequent to 2001                            18,459,967       10,567,370
                                            ----------------  ---------------

    Total Minimum Future Rentals            $     30,570,915  $    21,672,622
                                            ================  ===============

Rent expense for the years ended December 31, 1996 and 1995 was $1,889,624 and $1,734,697, respectively. The rental income received on subleases for the years ended December 31, 1996 and 1995 was $1,639,953 and $1,232,162, respectively.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[8] Discontinued Operations - Pizzazz Restaurant Concept

On May 31, 1996, the Company's Board of Directors approved the Company's recommendation to discontinue the development of the Pizzazz concept and the operation of the Pizzazz restaurant. The primarily purpose for the closure of the restaurant and the cessation of the concept development was to ensure that management's time was not redirected from the primary focus of developing the Domino's brand and delivery store franchise network. On June 3, 1996, the Company closed the restaurant. The Company continues to have an obligation for the property under the lease which expires in fifteen years. The Company has been able to secure a subtenant for the property beginning in April 1997 [See
Note 22A]. The sublease runs concurrently with the Company's lease. The income from the sublease is approximately $120,000. The annual cost of the lease is approximately $80,000.

The results of operations of Pizzazz has been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. The discontinued Pizzazz concept had net property and equipment of $692,905 as of December 29, 1996 and outstanding trade payables of $26,749. The loss from discontinued operations consists of:

Revenues                                             $        103,874
Cost of Sales                                                (170,583)
Operating Expenses                                           (429,362)
Estimated Closing Costs                                      (135,270)
                                                     ----------------

    Total                                            $       (631,341)
    -----                                            ================

The Company is obligated under a 15-year lease on the building where the restaurant was located. However it is anticipated that a sublease will offset these expenses [See Notes 17D and 20].

[9] Haagen Dazs Stores

In August 1995, the Company entered into an agreement with an unrelated entity to purchase all of the assets and operating rights of three Haagen Dazs ice cream parlors for approximately $140,000. The Company however, sold one Haagen Dazs parlor back to the master franchisor in the UK because the Company feels, at this time, that management's attention and resources must be focused on the core business of delivery pizza stores. The Company is attempting to divest the other two Haagen Dazs units. The carrying amount of assets at December 31, 1996 is approximately $160,000 of leasehold improvements, equipment, and franchise rights. Included in the statement of operations are the following items for the year ended December 31, 1996:

Revenues                                    $     1,532,361
Cost of Sales                                      (967,653)
Operating Expenses                                 (587,204)
                                            ---------------

   Net                                      $       (22,486)
                                            ===============

[10] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, franchise loans, and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[10] Fair Value of Financial Instruments [Continued]

Management estimates that the carrying value of its long-term debt and related party advances approximates its fair value because the applicable interest rates approximates current market rates.

Management believes that the carrying value of the note receivable for stock, due from a related party, approximates fair value.

[11] Related Party Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President of Crescent. At December 31, 1996, $1,471,998 was due from Woodland for funds transferred between the companies. These funds are to be repaid on a short-term basis and bear interest at 8% per annum beginning January 1, 1996. Included in Other Current Assets is accrued interest receivable of $113,014 on this balance.

In connection with the issuance to Woodland of shares of IFS stock, IFS accepted a note receivable for $1,500,000 from Woodland at 8% per annum. This note receivable was transferred to Crescent pursuant to a Loan and Exchange of Stock Agreement between Crescent, IFS and Woodland. Accrued interest on this note receivable at December 31, 1996 was $352,275.

As of December 31, 1996, Crescent owns 4,700,000 shares or approximately 70% of IFS's outstanding stock. As a result of its 92% ownership of Crescent, Woodland has indirect voting control of IFS and, consequently, can elect IFS's entire Board of Directors, determine the vote on any matter submitted for shareholder approval [including increasing IFS's authorized capital stock and authorizing any merger, sale of assets or dissolution of IFS], and, generally, direct the affairs of IFS.

Mr. Halpern is also the Chairman of the Board of Red Hot Concepts, Inc. ["Red Hot"]. The Company charges a management fee to Red Hot for administrative services. For the years ended December 31, 1996 and 1995, this management fee was $25,000 and $36,000, respectively. At December 31, 1996, the Company's subsidiary received funds from a subsidiary of Red Hot in the amount of $29,785.

The Company has advanced funds to Mr. Halpern. At December 31, 1996, the total amount due to the Company is approximately $125,000. This amount is being offset through reimbursements due to Mr. Halpern.

The Chief Financial Officer of IFS is also the Chief Financial Officer of Red Hot. The charge for his services is allocated between the two companies.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the year ended December 31, 1996 was $94,288. At December 31, 1996, $1,662 was due and owing by the Company to this firm.

[12] Provision for Income Taxes

Pursuant to United States tax laws, if the Company's subsidiaries, organized under the laws of the UK, are not engaged in business in the United States, profits of such subsidiaries will not be subject to United States taxation, until distributed as dividends. The Company, however, would receive a credit against its US federal income tax liability that would otherwise result from any distributions from its subsidiaries for any UK corporate taxes paid by its UK subsidiaries on these distributions, as well as for any UK dividend and royalty withholding taxes imposed directly on the Company.

The Company, through its UK subsidiary, has approximately $1,042,000 of net operating losses which can be used to offset future UK taxable income arising in the same trade. Under the UK tax provisions, there is no time limit for the utilization of net operating issues. No deferred tax asset has been established as the UK Inland Revenue have yet to agree to the amount of the losses carried forward, and realization of any deferred tax asset cannot be determined at December 31, 1996.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[12] Provision for Income Taxes [Continued]

Crescent and IFS do not file a consolidated United States federal income tax return. There is no income tax provision as both Crescent and IFS as stand alone companies incurred net losses for 1996 and 1995. Therefore, no net loss carryforward was used by either company during 1996 and 1995. At December 31, 1996, Crescent and IFS had deferred tax assets, attributable to their United States net operating losses, of approximately $87,900 and $347,300, respectively, which were offset by valuation allowances of approximately $87,900 and $347,300, respectively. The change in the valuation allowances during the years ended December 31, 1996 and 1995 was approximately $9,900 and $184,000, respectively.

The following summarizes the operating tax loss carryforwards by year of expiration for each unconsolidated company on a separate company basis:

                                                          Expiration Date of
     Crescent                            IFS              Tax Loss Carryforward
  $   200,000                     $      334,203            December 31, 2010
  $    25,357                     $      556,489            December 31, 2011

[13] Capital Stock

Crescent is authorized to issue 5,000,000 common stock with a par value of $.001.

Crescent is also authorized to issued 2,000,000 shares of Class B convertible common stock with a par value of $.001 and 1,000,000 shares of preferred stock with a par value of $.001. Each share of Class B voting convertible common stock can be converted into one share of Class A common stock at the holders option for $.75 per share.

[14] Stock Transactions

In connection with units sold in prior years, the underwriter received options originally exercisable through November 25, 1996 to purchase 8,000 units at $9.00 per unit. Each unit consists of one share of common stock, twelve Class A warrants, and twelve Class B warrants. Each redeemable Class A warrant entitled the holder to purchase one share of common stock at a price of $5.00 per share exercisable through August 25, 1995. Each redeemable Class B warrant entitled the holder to purchase one share of common stock at the price of $6.00 per share exercisable through August 25, 1995. On September 19, 1995, Crescent completed its tender offer for its Class A Warrants and Class B Warrants by exchanging 86,800 shares of Class A common stock in exchange for a total of 868,000 Class A Warrants and 868,000 Class B Warrants. In addition, 38,400 Warrants were exercised in exchange for 38,400 shares of stock. The gross proceeds in connection with the exercise of the Warrants was $192,000. In February 1996, the 6,000 Class A warrants and 6,000 Class B warrants were exchanged for 600 shares of Class A common stock valued at $.001 par value. At December 31, 1996, Crescent had no outstanding Class A Warrants or Class B Warrants.

[15] Stock Transactions of Subsidiary

On December 30, 1994, IFS completed the first phase of an initial public offering [the "Offering"] of its common stock. IFS sold 1,017,681 units, each unit consisting of one share of common stock and two common stock purchase warrants. Net proceeds from the first phase of the Offering were $3,619,565 of which Crescent recognized an increase in paid-in capital of $2,938,303 on a consolidated basis. On January 17, 1995, IFS completed the second phase of its initial public offering and sold an additional 59,643 units consisting of one share of common stock and two common stock purchase warrants. Net proceeds from these additional units were $177,150 of which Crescent recognized an increase in paid-in capital of $283,666 on a consolidated basis. Additional costs for both the first and second phase relating to the offering that were recognized by Crescent on a consolidated basis were $21,379, reducing paid-in capital.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11


[15] Stock Transactions of Subsidiary [Continued]

During 1995, IFS issued 950,000 shares of common stock in connection with entering into three consulting agreements valued at $2,725,000. IFS also received cash of $1,781,250 in connection with entering into one of the consulting agreements. These three consulting agreements were assigned to Woodland in April of 1996 for a book value of $776,145 [See Note 17].

The above issuances reduced Crescent's ownership of IFS from 100% to 70%. As a result of these stock transactions, Crescent recognized additional paid-in capital of $1,286,347 in consolidation.

[16] Stock Options and Warrants

[A] Stock Options - In order to attract, retain and motivate employees [including officers] and directors who perform substantial services for or on behalf of the Company's subsidiary, IFS, IFS adopted the 1995 Stock Option Plan and the 1994 Stock Incentive Plan [the "Director Plan" and the "Stock Plan", respectively]. The 1995 Director Plan was terminated effective December 29, 1996. The 1996 Director Plan was declared void and replaced by the 1997 Director Stock Option Plan ["the Director Plan" [See Note 21].

Pursuant to the Stock Plan, officers and key employees of IFS, including directors, are eligible to receive awards of stock options [with or without limited stock appreciation rights] and directors are eligible to receive awards of non-qualified stock options [with or without limited stock appreciation rights]. Options granted under the Stock Plan may be "incentive stock options" ["ISO"], or non-qualified stock options ["NQOS"]. Limited Stock Appreciation Rights ["LSARs"] may be granted simultaneously with the grant of an option or [in the case of NQSOs] at any time during its term. On March 8, 1996, IFS's Acting President and Chief Financial Officer was granted an ISO for 15,000 shares at $1.25 per share exercisable over a ten-year period, which approximated the market value of the shares on that date.

IFS has reserved 800,000 shares of its common stock for issuance of awards under the Stock Plan and 300,000 shares of common stock under the Director Plan [subject to anti-dilution and similar adjustments]. During the duration of the plan the maximum number of shares as to which stock options may be granted under the Stock Plan to any eligible person is 15% of the aggregate number of shares which may be issued under the plan. There are additional limitations as to the number of ISOs granted which became exercisable for the first time in any one calendar year.

The Stock Plan and Director Plan are administered by a committee [the "Committee"], established by IFS's Board of Directors. Subject to the provisions of the Stock Plan, the Committee determines the type of award, when and to whom awards will be granted, and the number of shares covered by each award, the terms, provisions and kind of consideration payable [if any], with respect to awards. In addition, the Committee has sole discretionary authority to interpret the Stock Plan and to adopt rules and regulations related thereto. Under the Director Plan, a member of IFS's Board of Directors, shall automatically be granted a "nonstatutory stock option" for 10,000 shares after the annual shareholders' meeting each year on the first day of January, April, July and October of each year.

An option may be granted under the Stock Plan on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, options will be granted with an exercise price equal to the "Fair Market Value" [as defined in the Stock Plan] on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to "Ten Percent Stockholders" [as defined in the Stock Plan]. The Committee may provide for the payment resulting from the exercise of the option in cash, by delivery of other common stock having fair market value equal to such option price or by a combination thereof.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[16] Stock Options and Warrants [Continued]

[A] Stock Options [Continued] - An option granted under the Stock Plan shall be exercisable at such time or times as the Committee, in its discretion, shall determine, except that no stock option shall be exercisable after the expiration of ten years [five years in the case of an incentive stock option granted to a "Ten Percent Employee", as defined in the Stock Plan] from the date of the grant. The Stock Plan contains special rules governing the time of exercise in the case of death, disability or other termination of employment and also provides for acceleration of the exercisability of options upon certain events involving a change in control of IFS. Options granted under the Director Plan are exercisable one year after the grant is made for a period of nine years. The Director Plan also contains special exercise rules in the event of death or other termination.

IFS's Board of Directors may at any time and from time to time suspend, amend, modify or terminate the Stock Plan; provided, however, that, unless approved by the holders of a majority of the issued and outstanding securities of the IFS entitled to vote, to the extent required by the Securities Exchange Act of 1934, as amended, no such change may (i) materially increase the aggregate number of shares as to which options may be granted under the Plan [except for adjustments provided for in the Plan to reflect stock dividends or other capitalizations affecting the number or kind of outstanding shares), (ii) materially increase the benefits accruing to optionees, or (iii) materially modify the requirements as to eligibility for participation in the Plan. In addition, no such change may adversely affect any option previously granted, except with the written consent of the optionee.

There are no stock options issued for Crescent.

Information pertaining to stock options as of December 31, 1996 and 1995 for IFS and for the years then ended is as follows:

                                                                                                       Remaining
                                                                                                      Contractual
                                                                                    Exercisable          Life
                                                    Common       Exercise Prices       Stock          of Options
                                                    Shares          Per Share         Options         Outstanding
Options Outstanding - January 1, 1995                        --   $        --           40,000           8.25 years
Options Granted                                          40,000          5.94               --                   --
Options Exercised                                            --            --               --                   --
Options Canceled                                             --            --               --                   --
                                                    -----------   -----------    -------------  -------------------

Options Outstanding - December 31, 1995                  40,000          5.94           40,000                   --

Options Granted                                          40,000           .63               --            9.5 Years
Options Granted                                          15,000          1.25               --           9.25 Years
Options Exercised                                            --            --               --                   --
Options Canceled                                             --            --               --                   --
                                                    -----------   -----------    -------------  -------------------

   Options Outstanding -
    December 31, 1996                                    95,000   $  .63-5.94           40,000       8.5-9.25 Years
                                                    ===========   ===========    =============  ===================

No compensation cost was recognized in income.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[16] Stock Options and Warrants [Continued]

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                           Years Ended
                                           December 31,
                                    1 9 9 6             1 9 9 5
Net [Loss] Income:
   As Reported                    $(123,222)           $229,926
                                  =========         ===========

   Pro Forma                      $(166,422)            $25,526
                                  =========         ===========

[Loss] Earnings Per Share:
   As Reported                        $(.05)               $.09
                                  =========         ===========

   Pro Forma                          $(.07)               $.01
                                  =========         ===========

At the grant dates, the fair value of the above options were $5.11, $.54 and $1.08, respectively.

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

    Risk-Free             Expected          Expected                 Expected
  Interest Rate             Life           Volatility                Dividends
      6.63%               10 Years            81.99%                     --

[B] Subsidiary Common Stock Purchase Warrants - As of December 31, 1996, there were 1,077,324 Class A warrants and 1,077,324 Class B warrants outstanding of IFS, which were issued on December 30, 1994 as part of a public offering. Holders of each Class A warrant are entitled to purchase one share of common stock of IFS at $5.00 per share until June 30, 1997. Holders of each Class B warrant are entitled to purchase one share of common stock of IFS at $10.00 per share until December 9, 1999. No warrants were exercised during the years ended December 31, 1996 and 1995.

[17] Common Stock Held by a Subsidiary

In September 1996, IFS received from Woodland 51,743 shares of Crescent Class A Common Stock in payment of Woodland's interest bearing note of $776,145 for the assignment of the three consulting agreements [See Note 19C]. IFS records these shares as an investment in its parent company. In these consolidated financial statements, these shares are presented as treasury stock.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[18] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the year ended December 31, 1996:

                                                               United
                                            United States      Kingdom         Eliminations      Consolidated
Revenue                                   $      500,534   $    22,897,463  $       (527,064) $    22,769,695

Operating Income [Loss] from
   Continuing Operations                  $     (815,207)  $     1,097,806  $             --  $       282,599

[Loss] from Discontinued
   Operations                             $           --   $      (441,938) $             --  $      (441,938)

Net [Loss] Income                         $     (610,457)  $       445,292  $         41,943  $      (123,222)

Assets                                    $   12,233,157   $    10,817,767  $     (9,807,906) $    12,507,018

Liabilities                               $    2,086,404   $     6,815,156  $     (2,565,761) $     6,335,799

Company's Investment in
   Foreign Subsidiaries                   $    1,981,016   $            --  $     (1,981,016) $            --

For the year ended December 31, 1995:
                                                               United
                                            United States      Kingdom         Eliminations      Consolidated

Revenue                                   $      389,054   $    17,099,284  $       (315,954) $    17,172,389

Operating Income [Loss] from
   Continuing Operations                  $     (320,811)  $       478,195  $             --  $       157,384

[Loss] from Discontinued
   Operations                             $           --                --                --  $            --

Net [Loss] Income                         $     (491,983)  $       721,909  $             --  $       229,926

Assets                                    $    5,596,512   $     8,578,405  $     (1,981,016) $    12,193,901

Liabilities                               $      474,074   $     4,820,922  $       (201,499) $     5,093,497

Company's Investment in
   Foreign Subsidiaries                   $    1,981,016   $            --  $     (1,981,016) $            --

[19] Commitments and Contingencies

[A] Master Franchise Agreement - The relationship between IFS and DPII is governed principally by the MFA. The MFA requires that during the 10-year period ending December 2003, IFS shall open and operate a minimum number of Domino's pizza stores in accordance with a yearly development schedule. A mutual review of the yearly development schedule is to take place at the end of 1999. If IFS does not meet the development schedule, DPII may terminate IFS's exclusive right to operate and franchise additional Domino's Stores in the Territory. The Company was obligated for the year ended December 31, 1996 to have a total of 125 delivery stores opened. As of that date the Company had 127 stores opened, 122 of which were delivery stores, including 11 which were Company owned.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

[19] Commitments and Contingencies [Continued]

[A] Master Franchise Agreement [Continued] - If IFS is in compliance with the MFA at the expiration of the initial term, IFS will have the option to extend its exclusive development rights for an additional 10-year period, provided IFS and DPII agree to a minimum development schedule for the renewal term. If after expiration of the initial term [or any renewal term], IFS fails to exercise its option to renew its exclusive development rights, or the parties are unable to agree to a minimum development schedule for the renewal term, then IFS would continue to have the right to operate its then existing Company-owned Domino's Stores and to maintain and continue its rights and obligations, and act as subfranchisor, with respect to all then existing franchised Domino's Stores. IFS would generally have no further right to operate or grant franchises for additional Domino's Stores and Domino's would have the right to proceed [or the right to grant a third party the right to proceed] with further development of the Territory, subject to territorial rights granted under then-existing franchise agreements.

IFS is required to pay DPII a one-time store opening fee for each new Domino's Store, whether Company-owned or franchised. IFS expects to pass this cost through to the franchisees in the case of franchised stores. In addition, IFS must pay to DPII a monthly royalty fee equal to a certain percentage of each Domino's Store's gross sales. This royalty fee is payable to DPII irrespective of the profitability of IFS or the Domino's Store, and irrespective of IFS's ability to collect royalties from franchisees. IFS's payments to DPII are to be made in United States dollars.

Under certain circumstances of default by IFS under the MFA, DPII has the right to terminate the MFA. If the MFA is terminated, IFS would be subject to a one-year non-competition covenant in the delivery, carryout or sit-down pizza business and Domino's would have the right [but not the obligation] to purchase, at the then-current fair market value, all of the IFS's rights and interests as the subfranchisor of Domino's Stores and all of the assets of each Domino's Store owned by IFS. The fair market value would be determined by mutual agreement of IFS and DPII, or in the absence of such agreement by an appraiser. Under certain circumstances of default by DPII under the MFA, IFS has the right to terminate the agreement and continue as an independent pizza operation, including the operation of the fresh pizza dough production facility and wholesale business [the "Commissary"].

[B] Employment Agreement - In August 1994, IFS entered into an employment agreement with its then President and now Chairman of the Board for a salary of $96,000 per year. The initial term of the agreement expired on January 31, 1996. The salary may be adjusted at the discretion of IFS's Board of Director's Compensation Committee depending on IFS's performance.

[C] Consulting Agreements - In May, June and October 1995, the Company entered into three consulting agreements with terms of 4, 5 and 5 years respectively, issuing 950,000 shares of common stock as compensation for these agreements [See
Note 15]. Consulting expense of $943,750 will be amortized over the terms of these agreements. The Company will also be responsible for out-of-pocket expenses incurred and a monthly advisory fee. During the years ended December 31, 1996 and 1995, the Company recognized $51,563 and $116,043, respectively of consulting expense related to these agreements. These consulting agreements were assigned to Woodland at the net book value of $776,145 on April 1, 1996, at which time IFS recorded an interest bearing note of $776,145. In September 1996, IFS received from Woodland 51,743 shares of Crescent stock in payment of that note [See Note 17].

[D] Pizzazz Lease Commitment - In connection with the Pizzazz restaurant, the Company had entered into a 15-year operating lease, expiring December 24, 2010 [See Note 22].

[E] Other - Crescent, pursuant to an oral agreement, has agreed to pay its President and sole director, a salary of $4,000 per month on a month-to-month basis.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16

[20] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are expected to be relevant to the Company.

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[21] Subsequent Events

Stock Options - IFS's 1997 Director Plan became effective January 1, 1997. At that time five Directors of IFS's Board were issued 5,000 stock options each at $.5625 per share, which approximates the fair value of IFS's stock at the date of grant.

On January 28, 1997, IFS's Compensation Committee granted incentive stock options under the 1997 Stock Incentive Plan to various employees of IFS. The number of options issued were 288,000 at $.50 per share which was the fair market value of IFS's stock at the date of grant, with vesting over three years.

[22] Subsequent Events [Unaudited]

[A] Sublease of Pizzazz Property - The Company has obtained a subtenant to lease the former Pizzazz property from the Company beginning April 1997 for the remaining term of the lease commitment [See Note 18D]. The Company will receive $120,000 a year until December 21, 2010.

[B] Store Openings - By the end of March 1997, the Company opened the two stores needed to meet the development schedule for 1996 [See Note 3D].

                               . . . . . . . . . .