Form 10QSB
period 1997-03-30
CRESCENT CAPITAL INC / DE
filed 1997-05-14
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the period ended March 30, 1997             Commission File Number 33-39759

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


                            Yes _X_     No ___


As of April 30, 1997, 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                       For the Period Ended March 30, 1997

                                      INDEX

Part I: FINANCIAL INFORMATION

Item 1 : Financial Statements

   Condensed  Consolidated  Balance  Sheets as of March 30,  1997
   [Unaudited]                                                             3-4

   Condensed Consolidated  Statements of Operations for the three
   months ending March 30, 1997 and March 31, 1996 [Unaudited]               5

   Condensed  Consolidated  Statement of Stockholders' Equity for
   the three months ended March 30, 1997 [Unaudited]                         6

   Condensed Consolidated  Statements of Cash Flows for the three
   months ended March 30, 1997 [Unaudited]                                   7

   Notes to Condensed Consolidated Financial Statements                      8

Item 2: Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                         9-11

Part II: OTHER INFORMATION                                                  12

SIGNATURES                                                                  13

                               o o o o o o o o o o

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 30, 1997


                                              March 30,      December 31,
                                                1997             1996
                                            [Unaudited]
ASSETS:
Current Assets:
  Cash                                         $415,349        $657,880

  Trade Accounts Receivable - Net             2,220,180       2,278,638
  Franchisee Loans                            1,035,803       1,008,990
  Other Receivables                             332,349          51,475
  Inventories                                   860,508         865,131
  Prepaid Expenses and Accrued Income           633,958         778,834
  Officer Loan Receivable                       124,701         125,016
  Due from Related Parties [D]                1,349,577       1,471,997
  Deposits                                      303,375         637,562
                                            -----------     -----------

  Total Current Assets                        7,275,800       7,875,523
                                            -----------     -----------

Property and Equipment - Net                  2,853,692       2,757,386
                                            -----------     -----------

Other Assets:
  Master Franchise Agreement - Net              846,000         864,000
  Rights to Store Leases - Net                  109,612         112,519
  Goodwill - Net                                 10,611          11,260
  Deferred Offering Cost                        100,000         100,000
  Consulting Agreements - Net [C]                    --              --
  Store Franchise Agreement - Net                56,073          45,830
  Store Development Costs - Net                  66,825          74,344
  Net Assets of Discontinued Operations         629,446         666,156
                                            -----------     -----------
Total Other Assets                            1,818,567       1,874,109
                                            -----------     -----------

Total Assets                                 11,948,059     $12,507,018
                                            -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 1997.

                                                     March 30,      December 31,
                                                       1997             1996
                                                   [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                            $3,274,042        $3,704,523
  Accrued Expenses                                     841,610         1,186,168
  Other Payables and Accrued Interest                  260,839            29,785
  Obligations Under Capital Leases                     204,409           217,691
  Other Taxes Payable                                  502,007           415,771
  Current Portion of Long Term Debt                    247,201           321,621
                                                  ------------      ------------

  Total Current Liabilities                          5,330,108         5,875,559
                                                  ------------      ------------

Long-Term Liabilities                                  433,594           460,240
                                                  ------------      ------------
Minority Interest                                    2,052,515         2,015,233
                                                  ------------      ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock,
        1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                          --                --

  $.001 Par Value, Class A Common Stock,
        5,000,000 Shares Authorized and
        545,200 Shares Issued and Outstanding              546               546
  $.001 Par Value, Convertible Class B
         Common Stock - 2,000,000 Shares
         Authorized, Issued and Outstanding              2,000             2,000

  Additional Paid-in-Capital                         6,209,214         6,209,214

  Retained Earnings                                    414,614           322,246

  Cumulative Foreign Currency
       Translation Adjustment                          163,888           250,400

  Note Receivable for Stock                         (1,882,275)       (1,852,275)
  Cost of Common Stock Held in Treasury
       51,743 shares in 1996                          (776,145)         (776,145)
                                                  ------------      ------------

  Total Stockholders' Equity                         4,131,842         4,155,986
                                                  ------------      ------------

  Total Liabilities and Stockholders' Equity       $11,948,059       $12,507,018
                                                  ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                        For the Three Months
                                            December 30, 1996 to   January 1, 1996
                                                March 30, 1997    to March 31, 1996
Revenue:
  Sales by Company Owned Stores                      $908,725       $1,063,214
  Commissary Sales                                  3,919,040        2,423,766
  Franchise Fees                                      133,277           42,848
  Rental Income                                       491,351          328,119
  Royalty Sales                                       886,774          635,186
  Computer Sales                                      278,523          157,800
  Other Operating Income                               76,709          166,528
                                                  -----------      -----------

  Total Revenue                                    $6,694,399       $4,817,461
                                                  -----------      -----------
Cost of Sales
  Company Owned Stores                                562,357          762,856
  Food, Packaging & Distribution                    3,389,404        2,272,872
  Other Cost of Sales                               1,010,931          624,271
                                                  -----------      -----------
Total Cost of Sales                                 4,962,692        3,659,999
                                                  -----------      -----------

Gross Margin                                        1,731,707        1,157,462
                                                  -----------      -----------

Administrative Expenses                             1,403,011        1,316,550

Amortization and Depreciation                         185,621          244,908
Gain on the Sale of Fixed Assets                           --          275,933
                                                  -----------      -----------
Operating Income (Loss)                               143,075         (128,063)
Other Income (Expense)
   Interest Income                                     85,002           20,370
   Interest Expense                                   (30,073)         (25,696)
                                                  -----------      -----------
Total Other Income                                     54,929           (5,326)
Minority Interest in Net Income (Loss)                (57,788)          37,494
                                                  -----------      -----------
Income (Loss) from Continuing
   Operations                                         140,216          (95,895)

Loss From Discontinued Operations
    after Minority Interest                           (47,848)        (288,710)
                                                  -----------      -----------
Net Income (Loss)                                     $92,368        ($384,605)
                                                  -----------      -----------
Earnings (Loss) Per Share                               $0.04           ($0.15)
                                                  -----------      -----------
   Income From Continuing Operations                    $0.06           ($0.04)
   Loss From Discontinued Operations                    (0.02)           (0.11)
Net Income (Loss) Per Share                              0.04            (0.15)
                                                  -----------      -----------
Weighted Average Number of Shares Outstanding       2,545,800        2,545,200
                                                  -----------      -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                            Cumulative
                                                                             Foreign
                         Common Stock          Additional                   Currency                        Note          Total
                     Number of                   Paid-in        Retained   Translation      Treasury     Receivable   Stockholders'
                      Shares        Amount       Capital        Earnings    Adjustments      Stock        For Stock      Equity

Balance - December
 31, 1996            2,545,800         2,546     6,209,214       322,246       250,400       (776,145)    (1,852,275)     4,155,986

Accrued Interest
on Stock Receivable         --            --                          --            --             --        (30,000)       (30,000)

Foreign Currency
Translation
Adjustment                  --            --            --            --       (86,512)            --             --        (86,512)

Net Income for the
quarter ended
March 30, 1997              --            --            --        92,368            --            --             --          92,368

                    ----------   -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance - March
 30, 1997            2,545,800        $2,546    $6,209,214      $414,614      $163,888       (776,145)   $(1,882,275)    $4,131,842
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------    -----------




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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

CRESCENT CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                For the Three Months
                                                                        January 1, 1997 to   January 1, 1996 to
                                                                           March 30, 1997       March 30, 1996
Net Cash from Continuing Operations                                              136,017          (98,571)
Net Cash from Discontinued Operations                                            (68,355)        (247,956)
                                                                             -----------      -----------
Net Cash - Operating Activities                                                  $67,662        ($346,527)
                                                                             -----------      -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                         (344,927)        (511,610)
  Proceeds on Disposal of Property and Equipment                                  44,585          259,386
  Repayment of Loan to Officer                                                        --
  Loan to Related Party                                                          128,099               --
                                                                             -----------      -----------
  Net Cash - Investing Activities                                               (172,243)        (252,224)
                                                                             -----------      -----------

Financing Activities:
  Capital Repayments Made                                                        (40,594)         (52,742)
  Payment of Debt                                                                (79,049)         (71,097)
  Proceeds from Sale of Common Stock                                                  --
                                                                             -----------      -----------
Net Cash - Financing Activities                                                 (119,643)        (123,839)
                                                                             -----------      -----------

Effect of Exchange Rate Changes on Cash                                          (18,307)          (6,814)

Net [Decrease] in Cash and Cash Equivalents                                     (242,531)        (729,404)

Cash and Cash Equivalents - Beginning of Periods                                 657,880        1,072,363

                                                                             -----------      -----------
Cash and Cash Equivalents - End of Periods                                      $415,349         $342,959
                                                                             -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                               ($23,905)         $46,862
    Taxes Paid                                                                                         --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Fixed Assets acquired under Capital Leases                                     $29,889         $248,620


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]      Significant Accounting Policies

         Significant accounting policies of Crescent Capital, Inc. are set forth in the Company's Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. Crescent Capital's strategic objective is to invest in business ventures which will maximize the return to the shareholders. Currently, Crescent Capital, Inc.'s only operations are the 70% ownership of International Franchise Systems, Inc. Crescent Capital, Inc. and International Franchise Systems, Inc. [including its wholly owned subsidiaries] are collectively referred to as "the Company."

[B]      Basis of Reporting

         The balance sheet as of March 30, 1997, the statements of operations for the period January 1, 1997 to March 30, 1997, and for the period January 1, 1997 to March 30, 1997, the statement of stockholders'
         equity for the period January 1, 1996 to September 30, 1996 and the statements of cash flows for the period January 1, 1996 to March 30, 1997 and for the period January 1, 1996 to March 30, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 30, 1997, and the results of its operations and cash flows for the nine months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification used in 1997.

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

[D]      Due From Related Parties

         Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. Mr. Colin Halpern is the President of Crescent. At March 30, 1997, $1,349,577 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short term basis and bear interest at 8% per annum beginning January 1, 1996. Included in Prepaid Expenses and Accrued Income is accrued interest receivable of $121,030 on this balance.

         In connection with the issuance to Woodland of shares of IFS stock, IFS accepted a note receivable for $1,500,00 from Woodland at 8% per annum. This note receivable was transferred to Crescent pursuant to a Loan and Exchange Agreement between Crescent, IFS and Woodland. Accrued interest on this note receivable at March 30, 1997 was $382,275.

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income for the quarter was higher than the same period of the previous year due to more new store openings which increased by six in the first quarter of 1997 as compared to one in the first quarter of 1996, an increase in same store sales year of 15%, its corresponding impact on royalties and commissary sales and higher computer system sales. As of March 30, 1997, the Company has opened a total of 133 Domino's units. This includes 127 delivery units (11 that are Company owned) and 6 units that are "call and collect".

In September 1996, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. The Company is attempting to divest the two other Haagen Dazs units. The ice cream business is influenced by cold weather and the Company experienced losses from these 2 units during the first quarter 1997. The Company expects the margins to improve in the second quarter as the weather improves.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The Company did not receive assistance from Domino's Pizza International, Inc. in the site selection, restaurant layout and decor, menu design and pricing, or advertising and marketing. The restaurant was closed in June 1996 after the Company determined that they to discontinue this line of business as they believed the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz discontinued operations in the 1996 financial statements. The Company has subleased the property commencing April 1997 and terminating December 2010.

Results of Operations

Comparison of the three month periods ended March 30, 1997 and March 31, 1996

                                                               For the Three Months Ended
INCOME STATEMENT DATA                                 March 30, 1997                 March 31, 1996
Revenues:                                                     (%)                            (%)
Company owned stores                                         13.6                            22.1
Commissary Sales                                             58.5                            50.3
Royalty Sales                                                13.3                            13.2
All Other Revenues                                           14.6                            14.4
                                                            -----                           -----
Total Revenues                                              100.0                           100.0

Cost of Sales
Company Owned Stores (1)                                     61.9                            71.8
Commissary/Distribution (1)                                  86.5                            93.8
All Other Cost of Sales (1)                                  54.2                            46.9
                                                            -----                           -----
Total Cost of Sales                                          74.1                            76.0

Gross Margin                                                 25.9                            24.0

Administrative (2)                                           21.0                            27.3
Amoritzation/Depreciation (2)                                 2.8                             5.1
Gain on Sale of Fixed Assets  (2)                              --                             5.7
                                                            -----                           -----
Operating Income                                              2.1                            (2.7)
Other Income (2)                                              0.8                            (0.1)
                                                            -----                           -----
Income/(Loss) on Continuing
     Operations after Minority Interest                       2.9                            (2.0)
Loss on Discontinued Operations after
     Minority Interest                                       (0.7)                           (6.0)
                                                            -----                           -----
Net Income/(Loss)                                             1.9                            (8.0)

Notes:
(1)  as a percentage of respective revenue
(2)  as a percentage of total revenue

Revenue
Total revenue for the period ended March 30, 1997 was $6,694,399, an increase of $1,876,938 (39%) against the same period of 1996. The main constituents of this increase arose from royalty income which increased by $251,588, commissary sales which increased by $1,495,274, rental and other income which increased by $73,413 and computer system sales which increased by $120,974. Sales at Company owned stores decreased by $ 154,489.

For the period ended March 30, 1997, system wide sales totaled $16,125,000 versus $11,550,000 in the first quarter of 1996. This represents a 39% improvement from the previous year.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. The increase in royalty income and commissary sales resulted almost entirely from the increase in system wide sales.

Cost and Expenses
The Company experienced an increase in cost of sales against the same period in 1996 from approximately $3.6 million to $5.0 million, an increase of $1,302,693 (36%). The cost of sales as a percentage of commissary sales decreased by 8% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned stores sales decreased by approximately 10% because of one less Haagen Dazs unit and the operating of corporate stores under the dealer development program. The royalty percentage payable to Domino's increased from the prior year by one tenth of a percent.

Administrative and corporate expenses as a percentage of total revenue decreased by 6.3% versus the same period of the previous year. The Company improved efficiencies and controlled expenses as the franchise system grew.

Income
Income from continuing operations (before minority interest) of $198,004 was achieved in the period against operating loss of $133,389 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and lower expenses.

Liquidity and Capital Resources

At March 30, 1997, the Company's working capital of $1.9 million compared to $2.0 million at December 30, 1996 and $2.0 million for the first quarter of 1996. The Company's trade receivable has increased by $232,173 from the same period of the prior year, in addition loans to franchisees increased by $338,886 from the prior year. The Company's receivable from related parties decreased by $102,951 and inventories and other receivable have increased by $329,492. Total current liabilities have increased by $685,105 from the same period of the previous year. The Company believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

The Company has started to negotiate on the purchase of land and the construction of a new commissary and headquarters building. The existing Commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company has a general commitment from National Westminster Bank to provide financing for 70% of the total estimated cost of $4 million. The Company does not believe that projected cash flow will be able to support the development of new corporate stores and the Company's portion of the land/construction costs. The Company is exploring different ways to raise money for this project.

The Company anticipates it will spend $800,000 to open additional corporate stores and acquire commissary equipment in 1997. The Company is not obligated to open any additional Company owned stores by December 1997 under the Master
Franchise Agreement. If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

Exchange Rates

The weighted exchange rate for the three months ended March 30, 1997 ($1.645 per British pound sterling) was approximately 8% higher than the exchange rate during the comparable period in 1996 ($1.526 per British pound sterling). This difference has the effect of improving the Company's results by approximately 8% when expressed in U.S. dollars.

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

                                    CRESCENT CAPITAL, INC.


Date: May 13, 1997                  By: /s/ Colin Halpern
                                       Colin Halpern, President