Form 10QSB
period 1997-06-30
CRESCENT CAPITAL INC / DE
filed 1997-08-19
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the period ended June 30, 1997             Commission File Number 33-39759

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

                 Yes   __X__                   No _____


As of August 1, 1997, 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Quarter Ended June 30, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30,
     1997 [Unaudited]                                                     1 - 2

     Condensed Consolidated Statements of Operations for the
     quarters April 1, 1997 to June 30, 1997 and April 1,
     1996 to June 30, 1996 and for the period January 1,
     1997 to June 30, 1997 [Unaudited]                                        3

     Condensed Consolidated Statement of Stockholders'
     Equity for the periods ended June 30, 1997 and June 30,
     1997 [Unaudited]                                                         4

     Condensed Consolidated Statements of Cash Flows for the
     period December 31, 1996 to June 30, 1997 [Unaudited]                    5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7 - 10


Part II:   OTHER INFORMATION                                                 11

SIGNATURES                                                                   12

                     o o o o o o o o o o

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997

--------------------------------------------------------------------------------

                                                          As of
                                            June 30, 1997     December 31, 1996
ASSETS:
Current Assets:
  Cash and Cash Equivalents                  $ 3,942,254        $   657,880
  Trade Accounts Receivable - Net              1,635,610          2,278,638
  Franchisee Loans                               878,511          1,008,990
  Other Receivables                              509,804             51,475
  Inventories                                    937,881            865,131
  Prepaid Expenses and Accrued Income            656,567            778,834
  Officer Loan Receivable                        145,323            125,016
  Due from Related Parties [D]                 1,550,730          1,471,997
                                             -----------        -----------

  Total Current Assets                        10,256,680          7,237,961
                                             -----------        -----------


Property and Equipment - Net                   3,548,660          3,423,542
                                             -----------        -----------

Other Assets:
  Intangible Assets                            1,062,884          1,107,953
  Deposits                                       324,156            637,562
  Prepaid and Deferred Offering Costs            100,000            100,000

                                             -----------        -----------

Total Other Assets                             1,487,040          1,845,515
                                             -----------        -----------


Total Assets                                 $15,292,380        $12,507,018
                                             -----------        -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.


                                                                    As of
                                                     June 30, 1997         December 31, 1996
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                             $  2,961,047         $  3,704,523
  Accrued Expenses                                      1,575,985            1,186,168
  Other Payables and Accrued Interest                     332,263               29,785
  Obligations Under Capital Leases                        206,912              217,691
  Other Taxes Payable                                     479,860              415,771
  Current Portion of Long Term Debt                       299,770              321,621
                                                     ------------         ------------

  Total Current Liabilities                             5,855,837            5,875,559
                                                     ------------         ------------

Long-Term Liabilities                                     483,606              460,240
                                                     ------------         ------------
Minority Interest                                       3,338,544            2,015,233
                                                     ------------         ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock,
        1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                             --                   --

  $.001 Par Value, Class A Common Stock,
        5,000,000 Shares Authorized and
        545,800 Shares Issued and Outstanding                 546                  546
  $.001 Par Value, Convertible Class B
         Common Stock - 2,000,000 Shares
         Authorized, Issued and Outstanding                 2,000                2,000

  Additional Paid-in-Capital                            6,209,214            6,209,214

  Retained Earnings                                     1,870,419              322,246

  Cumulative Foreign Currency
       Translation Adjustment                             220,634              250,400

  Note Receivable for Stock                            (1,912,275)          (1,852,275)
  Cost of Common Stock Held in Treasury
       51,743 shares in 1996                             (776,145)            (776,145)
                                                     ------------         ------------

  Total Stockholders' Equity                            5,614,393            4,155,986
                                                     ------------         ------------
  Total Liabilities and Stockholders' Equity         $ 15,292,380         $ 12,507,018
                                                     ------------         ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                      For the Quarter                 For the Period
                                                           March 31, 1997    April 1, 1996     December 31,      January 1,
                                                          to June 30, 1997    to June 30,        1996 to           1996 to
                                                                                  1996        June 30, 1997     June 30, 1996
Revenue:
  Sales by Company Owned Stores                            $  1,030,626      $  1,410,032      $  1,939,351      $  2,473,246
  Commissary Sales                                            4,042,559         2,899,511         7,961,599         5,481,077
  Franchise Fees                                                122,095           137,491           255,372           180,339
  Rental Income                                                 540,255           326,253         1,031,706           623,358
  Royalty Sales                                                 957,971           691,157         1,844,745         1,326,343
  Computer Sales                                                201,079                --           569,602                --
  Other Operating Income                                         69,942           198,602           146,651           365,130
                                                           ------------      ------------      ------------      ------------

  Total Revenue                                               7,054,627         5,663,046        13,749,026        10,449,493
                                                           ------------      ------------      ------------      ------------
Cost of Sales
  Company Owned Stores                                          614,543           881,819         1,176,900         1,644,672
  Commissary                                                  3,445,331         2,564,852         6,834,735         4,912,687
  Royalty Sales                                               1,037,487           649,192         2,048,418         1,242,439
                                                           ------------      ------------      ------------      ------------

  Total Cost of Sales                                         5,097,361         4,095,853        10,060,053         7,799,798
                                                           ------------      ------------      ------------      ------------

  Gross Margin                                                1,957,266         1,567,193         3,688,973         2,649,695
                                                           ------------      ------------      ------------      ------------
Amortization/Depreciation                                       196,526           140,767           382,147           272,860
Administrative Expenses                                       1,585,471         1,464,864         2,988,466         2,543,337
Gain on Sale of Fixed Assets                                     88,434                --            88,434                --
                                                           ------------      ------------      ------------      ------------
Operating (Loss)/Income                                         263,703           (38,438)          406,794          (166,502)
Interest Income                                                  77,318           113,460           162,320           133,830
Interest Expense                                                (20,906)          (24,162)          (50,979)          (49,858)
Income (Loss) from Continuing Operations                        320,115            50,860           518,135           (82,530)
                                                           ------------      ------------      ------------      ------------
(Loss) from Discontinued Operations                                 349                --           (68,022)         (400,986)
                                                           ------------      ------------      ------------      ------------
Minority Interest on Continued/Discontinued Operations
                                                                (93,886)          (17,006)         (131,167)          132,646
                                                           ------------      ------------      ------------      ------------
Extraordinary Income After Tax                                1,756,038                --         1,756,038                --
                                                           ------------      ------------      ------------      ------------
Minority Interest on Extraordinary Income                      (526,811)               --          (526,811)               --
                                                           ------------      ------------      ------------      ------------
Net (Loss)/Income                                          $  1,455,805      $     33,854      $  1,548,173      $   (350,870)
                                                           ------------      ------------      ------------      ------------
Earnings/(Loss) Per Share:
                                                           ------------      ------------      ------------      ------------
Income from Continuing Operations                          $       0.12      $       0.02      $       0.20      $       0.03
                                                           ------------      ------------      ------------      ------------
Loss from Discontinued Operations                                    --                --      $      (0.02)     $      (0.16)
                                                           ------------      ------------      ------------      ------------
Extraordinary Income                                       $       0.69                --      $       0.69                --
                                                           ------------      ------------      ------------      ------------
Minority Interest                                          $      (0.24)     $      (0.01)     $      (0.26)     $      (0.14)
                                                           ------------      ------------      ------------      ------------
Net Income (Loss) Per Share                                $       0.57      $       0.01      $       0.60      $      (0.14)
                                                           ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding
                                                              2,545,800         2,545,200         2,545,800         2,545,200

                                                           ------------      ------------      ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                Cumulative
                                                                                 Foreign
                                  Common Stock       Additional                  Currency                     Note        Total
                              Number of               Paid-in      Retained    Translation   Treasury      Receivable  Stockholders'
                               Shares      Amount     Capital      Earnings    Adjustments     Stock        For Stock      Equity

Balance - December 31, 1996   2,545,800      2,546   6,209,214       322,246       250,400     (776,145)   (1,852,275)  4,155,986

Foreign Currency                     --         --          --            --       (29,766)          --            --     (29,766)
Translation Adjustment

Net Income for the quarter           --         --          --     1,548,173            --           --            --   1,548,173
ended June 30, 1997

Accrued Interest on Note             --         --          --            --            --           --       (60,000)    (60,000)
                             ----------  ---------  ----------   -----------   -----------  -----------   -----------  ----------

Balance - June 30, 1997       2,545,800     $2,546  $6,209,214    $1,870,419      $220,634     (776,145)  $(1,912,275) $5,614,393
                             ----------  ---------  ----------   -----------   -----------  -----------   -----------  ----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                        For the Period
                                                                               January 1, 1997   January 1, 1996
                                                                                     to                  to
                                                                                June 30, 1997      June 30, 1996

Net Cash - Operating Activities                                                     653,987         $(1,489,762)
                                                                                -----------         -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                            (857,886)         (1,151,811)
  Proceeds on Disposal of Property and Equipment                                    328,934             259,047
  Repayment of Loan to Officer                                                           --                  --
  Loan to Related Party                                                                  --                  --
                                                                                -----------         -----------
  Net Cash - Investing Activities                                                  (528,952)           (892,764)
                                                                                -----------         -----------

Financing Activities:
  New Short Term Loans                                                              260,236                  --
  Capital Repayments Made                                                           (98,137)                 --
  Payment of Debt                                                                  (157,589)           (239,046)
  Proceeds from Sale of Common Stock                                              3,129,572
                                                                                -----------         -----------
Net Cash - Financing Activities                                                   3,129,572            (239,046)
                                                                                -----------         -----------

Effect of Exchange Rate Changes on Cash                                              29,766              10,845

Net [Decrease] in Cash and Cash Equivalents                                       3,284,373            (974,221)

Cash and Cash Equivalents - Beginning of Periods                                    657,880           1,072,363

                                                                                -----------         -----------
Cash and Cash Equivalents - End of Periods                                      $ 3,942,253         $    98,142
                                                                                -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                               $    43,610         $    49,858
    Taxes Paid                                                                           --                  --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Exchange of Treasury Stock and Assignment of Consulting Agreements                     --         $   776,145
  Fixed Assets acquired under Capital Leases                                             --         $   248,295

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

[B]  Basis of Reporting

     The balance sheet as of June 30, 1997, the statements of operations for the period March 31, 1997 to June 30, 1997, and for the period December 31, 1996 to June 30, 1997, the statement of stockholders' equity for the period December 31, 1996 to June 30, 1997 and the statements of cash flows for the period December 31, 1996 to June 30, 1997 and for the period April 1, 1996 to June 30, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997, and the results of its operations and cash flows for the nine months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996.

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

[D]  Due From Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At June 30, 1997, $1,550,730 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short-term basis and are interest bearing.

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income for the quarter was higher than the same period of the previous year due to the opening of seven new stores in the second quarter of 1997 as compared to three in the second quarter of 1996, an increase in same store sales year of 13%, its corresponding impact on royalties and commissary sales and higher computer system sales. As of June 30, 1997, International Franchise Systems, Inc, (IFS) has opened a total of 140 Domino's units. This includes 134 delivery units (9 that are IFS owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June, International Franchise Systems agreed to sell up to a 20% interest in its Domino's subsidiary for approximately $4.5 million to prominent British businessman Nigel Wray. IFS will use the proceeds from the sale to finance a new commissary and distribution center to support continuing rapid growth of Domino's U.K. IFS recorded $3,125,000 in gross proceeds from the sale of a 15% share and a net profit after expenses and taxes of $1,756,038. Mr. Wray holds an option to acquire an additional 5% for another $1.5 million.

In September 1996, the International Franchise Systems sold one Haagen Dazs parlour back to the Master Franchisor in the UK. IFS is attempting to divest the two other Haagen Dazs units. The ice cream business is influenced by cold weather and IFS experienced losses from these 2 units during the first quarter 1997. The margins improved in the second quarter as the weather improved.

International Franchise Systems opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The restaurant was closed in June 1996 after the Company determined that the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz as a loss from discontinued operations in the 1996 financial statements. IFS has sublet the property commencing April 1997 and terminating December 2010. Since April, the income is reflected as rental income.

Results of Operations
                                             For the Periods Ended
Income Statement Data                         June 30,    June 30,
                                                1997        1996
Revenues:                                        (%)         (%)

Sales by IFS Owned Stores                        14.1       23.7
Commissary Sales                                 57.9       52.5
Franchise Fees                                    1.9        1.7
Rental Income                                     7.5        6.0
Royalty Sales                                    13.4       12.6
Computer Sales                                    4.1        3.3
Other Operating Income                            1.1        0.2
                                              -------    -------
Total Revenues                                  100.0      100.0

Cost of Sales:
IFS Owned Stores (2)                             60.7       66.5
Commissary Sales (2)                             87.4       89.6
Other Cost of Goods (2)                          53.2       50.0
                                              -------    -------
Total Cost of Sales                              73.2       74.6

Gross Margin                                     26.8       25.4

Administrative                                   21.7       24.3
Amortization                                      0.4        0.3
Depreciation                                      2.4        2.3
Sale of Fixed Assets                             (0.6)       -0-
                                              -------    -------
Operating Income                                  2.9       (1.5)
Other Income                                      0.8        0.7
Continuing Operations                             3.7       (0.8)
Minority Interest on
Continuing/Discontinued Operations               (1.0)       1.3
Discontinued Operations - (Loss)                 (0.5)      (3.8)
                                              -------    -------
Income/(Loss) before Extraordinary Income
                                                  2.2       (3.3)
                                              =======    =======
Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue

Comparison of the Quarters April 1, 1997 to June 30, 1997 and April 1, 1996 to June 30, 1996.

Revenue

Total revenue for the period ended June 30, 1997 was $7,054,627, an increase of 24.6% against the same period of 1996. The main constituents of this increase arose from royalty income which increased by $266,814, commissary sales which increased by $1,143,048, rental and other income which increased by $214,102 and computer sales which increased by $106,043. Sales at IFS owned stores decreased by $379,406.

For the period ended June 30, 1997, system wide sales totalled $17.5 million versus $12.6 million in the second quarter of 1996. This represents a 39% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at IFS owned stores resulted primarily from one less Haagen Dazs unit in operation and the operating of more corporate stores under the dealer development program than the previous year. Other income increased as a result of the subleasing of the property formerly occupied by IFS's Pizzazz restaurant.

Cost and Expenses

International Franchise Systems experienced an increase in cost of sales against the same period in 1996 from approximately $4,095,853 to $5,097,361, a increase of 24.5%. The cost of sales as a percentage of commissary sales decreased by 3.2% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of IFS owned store sales decreased from 62.5% in the same period in 1996 to 59.6% in 1997.

Income

Operating income of $320,115 was achieved in the period against an operating income of $50,860 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and lower expenses. The extraordinary income of $1,756,038 was attributed to the sale by IFS of 15% of the UK subsidiary.

Comparison of the Periods January 1, 1997 to June 30, 1997 and January 1, 1996 to June 30, 1996.

Revenue

Total revenue for the period ended June 30, 1997 was $13,749,026, an increase of 31.6% against the same period of 1996. The main constituents of this increase were royalty income, which increased by $518,402, commissary sales, which increased by $2,480,522, rental and other income which increased by $532,499 and computer sales which increased by $226,972. Sales at IFS owned stores decreased by $533,895.

For the period ended June 30, 1997, system wide sales totalled $33.5 million versus $24.1 million in the same twenty-six week period of 1996. This represents a 39% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at IFS owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. Other income increase as the result of the subleasing of the property formerly occupied by the IFS's Pizzazz restaurant.

Cost and Expenses

International Franchise Systems experienced an increase in cost of sales against the same period in 1996 from approximately $7,799,798 to $10,060,053, an increase of 29.0%. Cost of sales went up due to increased sales, but margins increased due to better price controls. The cost of sales as a percentage of commissary sales decreased by 2.2% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of IFS owned stores sales decreased from 66.5% in the same period in 1996 to 60.7% in 1997.

Income

Operating income of $518,135 was achieved in the period against an operating loss of $82,530 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and higher margins. The loss on discontinued operations is attributed to the sit down restaurant, Pizzazz, which was operating in the first five months of 1996. The loss of $400,986 in 1996 compares to the loss of $68,022 in 1997.

Liquidity and Capital Resources

At June 30, 1997, the Company's working capital of $4.0 million compared to $2.6 million at June 30, 1996, and $1.9 million at December 31, 1996. IFS's trade receivable has decreased by $423,387 from the same period of the prior year. IFS's receivable from related parties decreased by $733,583 and inventories and other receivable have increased by $434,983. Total current liabilities have increased by $668,544 from the same period of the pervious year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the sale of shares in the subsidiary. International Franchise System believes that its working capital will be sufficient to satisfy its obligations over the next twelve months.

International Franchise Systems has started to negotiate on the purchase of land and the construction of a new commissary and headquarters building. The existing Commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. IFS has a tentative commitment from National Westminster Bank to provide financing for 70% of the total estimated cost of $4 million for the new facility. IFS does not believe that projected cash flow will be able to support the development of new corporate stores and the remaining 30% of the costs of the land/construction. International Franchise Systems is exploring different ways to finance this project.

International Franchise Systems anticipates it will spend $500,000 to open additional corporate stores and acquire commissary equipment in 1997. IFS is not obligated to open any additional IFS owned stores through the end of 1997 under the Master Franchise Agreement. If IFS's plans change or its assumptions or estimates prove to be inaccurate, IFS may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

Exchange Rate

The weighted exchange rate for the thirteen weeks ended June 30, 1997 ($1.6370 per British pound sterling) was approximately 7% higher than the exchange rate during the comparable period in 1996 ($1.5283 per British pound sterling). This difference has the effect of improving IFS's results by approximately 7% when expressed in U.S. dollars.

Inflation

The primary inflationary factor affecting IFS's operations is the cost of food. As the cost of food has increased, International Franchise Systems has historically been able to offset these increases through economies of scale and improved operating procedures, although there is no assurance that such offsets will continue. To date, inflation has not had a material effect on IFS's operations.

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

                                    CRESCENT CAPITAL, INC.


Date:  August 6, 1997               By: /s/ Colin Halpern
                                        --------------------------------------
                                            Colin Halpern, President