Form 10QSB
period 1997-09-30
CRESCENT CAPITAL INC / DE
filed 1997-11-18
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 30, 1997        Commission File Number 33-39759

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


                            Yes     X     No _____


As of November 1, 1997 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                  For the Nine Months Ended September 30, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements
  Condensed Consolidated Balance Sheets as of September 30, 1997 [Unaudited] and December 31, 1996 [Audited]
                                                                                                                      3 - 4

  Condensed Consolidated Statements of Operations for the three month periods ended September 30, 1997 and September 30, 1996 and the nine month periods
  ended September 30, 1997 and September 30, 1996 [Unaudited]                                                           5

  Condensed Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996 and the nine
  months ended September 30, 1997 [Unaudited]                                                                           6

  Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and
  September 30, 1996 [Unaudited]                                                                                        7

  Notes to Condensed Consolidated Financial Statements                                                                  8

  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                      9-13


Part II:   OTHER INFORMATION                                                                                           14

SIGNATURES                                                                                                             15

                               o o o o o o o o o o

CRESCENT CAPITAL, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------

                                        September 30, 1997    December 31, 1996
                                            [Unaudited]           [Audited]
ASSETS:
Current Assets:
  Cash                                       $2,900,031        $657,880

  Trade Accounts Receivable - Net             1,852,117       2,278,638
  Franchisee Loans                              856,431       1,008,990
  Other Receivables                             268,450          51,475
  Inventories                                   764,740         865,131
  Prepaid Expenses and Accrued Income           703,012         778,834
  Officer Loan Receivable                       221,946         125,016
  Due from Related Parties [D]                2,187,092       1,471,997
                                            -----------     -----------

  Total Current Assets                        9,753,819       7,237,961
                                            -----------     -----------


Property and Equipment - Net                  3,892,513       2,757,386
                                            -----------     -----------

Other Assets:
  Deposits                                      295,254         637,562
  Deferred Offering Costs                       100,000         100,000
  Intangible Assets - Net                     1,006,863       1,107,953
  Net Assets of Discontinued Operations              --         666,156

                                            -----------     -----------

Total Other Assets                            1,402,117       2,512,671
                                            -----------     -----------


Total Assets                                $15,048,449     $12,507,018
                                            -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                               September 30,       December 31, 1996
                                                                             1997 [Unaudited]          [Audited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                                         $3,429,199             $3,704,523
  Accrued Expenses                                                                1,145,441              1,186,168
  Other Payables and Accrued Interest                                               215,737                240,700
  Obligations Under Capital Leases                                                  200,484                217,691
  Other Taxes Payable                                                               593,127                415,771
  Notes Payable - Short Term                                                        233,869                321,621
  Due to Related Parties                                                                 --                 29,785
                                                                               ------------           ------------

Total Current Liabilities                                                         5,817,857              5,875,559
                                                                               ------------           ------------
Long-Term Liabilities                                                               405,913                460,240
                                                                               ------------           ------------
Commitments and Contingencies                                                            --                     --
                                                                               ------------           ------------
Minority Interest                                                                 3,477,544              2,015,233
                                                                               ------------           ------------
Stockholders' Equity:
  $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                                       --                     --

  $.001 Par Value, Class A Common Stock - 5,000,000 Shares
  Authorized and 545,800 Shares Issued and 494,057 Shares Outstanding
                                                                                        546                    545

  $.001 Par Value, Convertible Class B Common Stock -
  2,000,000 Shares Authorized, Issued and Outstanding                                 2,000                  2,000

  Additional Paid-in-Capital                                                      6,209,214              6,209,214

  Retained Earnings                                                               1,643,919                322,246

  Cumulative Foreign Currency Translation Adjustment                                159,877                250,400

  Note Receivable for Stock                                                      (1,942,275)            (1,852,275)
                                                                               ------------           ------------
  Total                                                                           6,073,281              4,932,131
  Less 51,743 Shares of Class A Common Stock Held by a Subsidiary                  (726,145)              (776,145)
                                                                               ------------           ------------

  Total Stockholders' Equity                                                      5,347,136              4,155,986
                                                                               ------------           ------------
  Total Liabilities and Stockholders' Equity                                    $15,048,450            $12,507,018
                                                                               ------------           ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
-------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
-------------------------------------------------------------------------------

                                                              Three Months Ended                      Nine Months Ended
                                                       September 30,       September 30,       September 30,        September 30,
                                                           1997                1996                 1997                 1996
Revenue:
  Sales by Company Owned Stores                        $1,177,396           $1,578,453           $3,116,747           $4,051,699
  Commissary Sales                                      5,044,249            3,039,451           13,005,848            8,520,528
  Franchise Fees                                           80,408              151,934              335,780              332,273
  Rental Income                                           543,127              341,987            1,574,833              965,345
  Royalty Sales                                           968,602              749,824            2,813,347            2,076,167
  Computer Sales                                          282,154              123,427              851,756              465,970
  Other Operating Income                                   88,954              (18,047)             235,605                4,530
                                                     ------------         ------------         ------------         ------------

  Total Revenue                                         8,184,890            5,967,019           21,933,916           16,416,512
                                                     ------------         ------------         ------------         ------------
Cost of Sales
  Company Owned Stores                                    737,647            1,007,948            1,914,547            2,652,620
  Food and Packaging                                    4,536,161            2,730,664           11,370,896            7,643,351
  Other Operating Expenses                                853,181              613,451            2,901,599            1,855,890
                                                     ------------         ------------         ------------         ------------

  Total Cost of Sales                                   6,126,989            4,352,063           16,187,042           12,151,861
                                                     ------------         ------------         ------------         ------------

  Gross Margin                                          2,057,901            1,614,956            5,746,874            4,264,651
                                                     ------------         ------------         ------------         ------------
Amortization/Depreciation                                 171,412              158,582              553,559              431,442
Gain on Sale of Fixed Assets                                  996                   --               89,430                   --
Administrative Expense                                  1,714,120            1,359,969            4,702,586            3,970,955
                                                     ------------         ------------         ------------         ------------
Operating Income (Loss)                                   173,365               96,405              580,159             (137,746)
Interest Income/Non-Operating Income                      129,199               40,654              291,519              242,133
Interest Expense                                          (11,590)             (24,868)             (50,979)             (74,726)
                                                     ------------         ------------         ------------         ------------
Net Interest Income                                       117,609               22,408              228,950              167,407
Income (Loss) from Continuing Operations                  290,974              118,813              809,109               29,661
Minority Interest                                        (139,001)             (59,301)            (796,979)              73,345
(Loss) from Discontinued Operations                       (10,295)                  --              (78,317)            (400,986)
Extraordinary Income After Tax                                 --                   --            1,756,038                   --
                                                     ------------         ------------         ------------         ------------
Net Income                                                141,678               52,890            1,689,851             (297,980)
Earnings Per Share:
  Income from Continuing Operations                         $0.11                $0.05                $0.01                $0.01
  Loss from Discontinued Operations                        ($0.01)               $0.02               ($0.03)              ($0.16)
  Extraordinary Income                                         --                   --                $0.69                   --
                                                     ------------         ------------         ------------         ------------
  Net Income (Loss) Per Share                               $0.10                $0.07                $0.65               ($0.15)
                                                     ------------         ------------         ------------         ------------
Weighted Average Number of Shares Outstanding
                                                        2,545,800            2,545,800            2,545,800            2,545,800
                                                     ------------         ------------         ------------         ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                          Cumulative
                                                                           Foreign         Common
                             Common Stock   Additional                     Currency     Stock of the      Note          Total
                       Number of               Paid-in     Retained       Translation      Parent     Receivable     Stockholders'
                          Shares     Amount    Capital     Earnings       Adjustments     Held by a      For Stock      Equity
                                                                                         Subsidiary

Balance -
December 31, 1996         2,545,200   $2,545    $6,209,214    $322,246       $250,400      $(776,145)   $(1,852,275)    $4,155,986

Adjustment for
Minority Interest                --       --            --    (368,178)            --             --             --       (368,178)

Foreign Currency
Translation Adjustment           --       --            --          --        (90,523)            --             --        (90,523)

Net Income for the quarter
ended September 30, 1997         --       --            --   1,689,851             --         50,000             --      1,739,851

Accrued Interest on Note         --       --            --          --             --             --        (90,000)       (90,000)
                          ---------   ------    ----------  ----------       --------      ---------    -----------     ----------

Balance -
September 30, 1997        2,545,800   $2,545    $6,209,214  $1,643,919       $159,877      ($726,145)   $(1,942,275)    $5,347,136
                          ---------   ------    ----------  ----------       --------      ---------    -----------     ----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                                                   January 1, 1997 to   January 1, 1996 to
                                                                                   September 30, 1997   September 30, 1996
Net Cash - Operating Activities                                                          $183,379            $809,990
                                                                                      -----------         -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                                (1,357,631)         (1,373,618)
  Proceeds on Disposal of Property and Equipment                                          328,934             445,338
  Loan to Officer                                                                              --                  --
  Loan to Related Party                                                                        --                  --
                                                                                      -----------         -----------
  Net Cash - Investing Activities                                                      (1,028,697)           (928,280)
                                                                                      -----------         -----------

Financing Activities:
  Share of Shares in Subsidiary                                                         3,125,062                  --
  New Short Term Loans                                                                    293,936             184,596
  Payment of Debt                                                                        (348,263)           (528,894)
  Proceeds from Sale of Common Stock                                                           --                  --
  Capital Repayments Made                                                                      --                  --
                                                                                      -----------         -----------
  Net Cash - Financing Activities                                                       3,070,735            (344,298)
                                                                                      -----------         -----------

Effect of Exchange Rate Changes on Cash                                                    16,734               1,809

  Net [Decrease] in Cash and Cash Equivalents                                           2,225,417            (464,397)

Cash and Cash Equivalents - Beginning of Periods                                          657,880           1,072,363

                                                                                      -----------         -----------
  Cash and Cash Equivalents - End of Periods                                            2,900,031             607,966
                                                                                      -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                         $61,389            $133,940
    Taxes Paid                                                                                 --                  --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  Total offering costs during the period January 1, 1996 to September 30, 1996                 --                  --
  Fixed Assets acquired under Capital leases                                                   --            $248,295
  Exchange of Marketable Securities and Assignment of Consulting Agreements                    --            $776,145

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
-------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------

[A]      Significant Accounting Policies

         Significant accounting policies of Crescent Capital, Inc. [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. Crescent Capital's strategic objective is to invest in business ventures which will maximize the return to the shareholders. Currently, Crescent Capital, Inc.'s only operation is the 70% ownership of International Franchise Systems, Inc. Crescent Capital, Inc. and International Franchise Systems, Inc. [including its wholly owned subsidiaries] are collectively referred to as "the Company".

[B]      Basis of Reporting

         The balance sheet as of September 30, 1997, the statements of operations for the periods July 1, 1997 to September 30, 1997, and for the period January 1, 1997 to September 30, 1997, the statement of stockholders' equity for the period January 1, 1997 to September 30, 1997 and the statements of cash flow for the periods January 1, 1997 to September 30, 1997 and for the period January 1, 1996 to September 30, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997, and the results of its operations and cash flows for the nine months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification used in 1997.

[C]      Assignment Of Consulting Agreements

         The three consulting agreements entered into by International Franchise Systems, Inc. (an affiliate of the Company) were assigned to Woodland Limited Partnership at their net book value on March 31, 1996. The consideration for this assignment consisted of a short term interest bearing loan which was converted to marketable securities on September 29, 1996. For consolidation purposes, the marketable securities held by IFS are treated as "treasury stock" in the books of Crescent.

[D]      Due From Related Parties

         Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At September 30, $2,187,092 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short term basis and are interest bearing at 8% annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income for the thirty-nine week period was higher than the same period of the previous year due to the opening of new stores, the increase of existing store sales year to year of 11%, and its corresponding impact on royalties and commissary sales and higher computer system sales. As of September 28, 1997, the Company has opened a total of 145 Domino's units. This includes 139 delivery units, an increase of five units over the previous thirteen week period, (10 that are Company owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June, the Company sold a 15% interest in its Domino's subsidiary for $3.125 million. After expenses and taxes, the Company realized a net profit of $1.756 million from the sale. The Company intends to use the proceeds from the sale to help finance a new commissary and administrative center to support continuing rapid growth of Domino's in the UK. In connection with the sale, the purchaser has an option to acquire an additional 5% interest in the company's Domino's subsidiary.

In September 1996, the Company sold one Haagen Dazs parlour back to the Master Franchisor in the UK. In October, the Company signed a letter of intent to sell the two other Haagen Dazs units. Approval of the Master Franchisor has been obtained for the transaction and the Company believes the units will be sold once the landlord consent is obtained.

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

Results of Operations

                                                            For the Periods Ended
Income Statement Data                              September 28, 1997     September 29, 1996
Revenues:                                                   (%)                 (%)
Sales by Company Owned Stores                              14.2                 24.5
Commissary Sales                                           59.3                 51.5
Franchise Fees                                              1.5                  2.0
Rental Income                                               7.2                  5.8
Royalty Sales                                              12.8                 12.7
Computer Sales                                              3.9                  2.8
Other Operating Income                                      1.1                  0.7
                                                          -----                -----
Total Revenues                                            100.0                100.0

Cost of Sales:
Company Owned Stores (1)                                   61.4                 65.4
Commissary Sales (1)                                       87.4                 89.7
Other Cost of Goods (1)                                    49.9                 48.3
                                                          -----                -----
Total Cost of Sales (2)                                    73.8                 74.0

Gross Margin                                               26.2                 26.0

Administrative (2)                                         21.4                 24.2
Amortization/Depreciation (2)                               2.5                  2.6
Gain On Fixed Assets (2)                                    0.4                   --
                                                          -----                -----
Operating Income (2)                                        2.7                 (0.8)
Other Income (2)                                            1.0                  1.0
                                                          -----                -----
Continuing Operations (2)                                   3.7                  0.2
Discontinued Operations - (Loss) (2)
                                                           (0.3)                (2.4)
                                                          -----                -----
Income/(Loss) before Extraordinary Income
and Minority Interest (2)
                                                            3.4                 (2.2)
                                                          =====                =====

Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue


Comparison of the Periods July 1, 1997 to September 30, 1997 and July 1, 1996 to September 30, 1996.

Revenue

Total revenue for the quarter ended September 30, 1997 was $8.2 million, an increase of 36% against the same period of 1996. The main constituents of this increase arose from royalty income which increased by approximately $0.2 million, commissary sales which increased by $2.0 million, and rental and other income which increased by $0.4 million.

For the period ended September 30, 1997, system wide sales totalled $17.6 million versus $13.6 million in the third quarter of 1996. This represents a 29% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at Company owned stores decreased by approximately $0.4 million for the period ended September 28, 1997 as compared to the period ended September 29, 1996. The decrease in comparative sales at Company owned stores in operation and the operating of more corporate stores under the dealer development program. Other income components increased as a result of the subleasing of more properties and the sale of in-store computer systems.


Cost and Expenses

The Company experienced an increase in cost of sales against the same thirteen week period in 1996 from approximately $4.4 million to $6.1, an increase of 40.7%. The cost of sales as a percentage of commissary sales was equal to the same period of the previous year (89.8%). The cost of sales as a percentage of Company owned store sales decreased from 63.8% in the same period in 1996 to 62.6% in 1997.

Income

Operating income of $173,365 was achieved in the period against operating income of $96,405 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and the corresponding margins on those sales.

Comparison of the Periods Jnauary 1, 1997 to September 30, 1997 and January 1, 1996 to September 30, 1996.

Revenue

Total revenue for the period ended September 28, 1997 was $21.9 million, an increase of 33% against the same period of 1996. The main constituents of this increase were royalty income, which increased by $0.7 million, commissary sales, which increased by $4.5 million, and rental and other income which increased by $1.1 million. Sales at Company owned stores decreased by $0.9 million.

For the period ended September 30, 1997, system wide sales totalled $31.4 million versus $24.5 million in the same thirty-nine week period of 1996. This represents a 28% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales.

The decrease in comparative sales at Company owned stores resulted primarily from one less Haagen Dazs unit and the operating of more corporate stores under the dealer development program than the previous year. Other income increase as the result of the subleasing of the property formerly occupied by the Company's Pizzazz restaurant.

Cost and Expenses

The Company experienced an increase in cost of sales against the same period in 1996 from approximately $12.1 million to $16.2 million, a increase of 34%. Cost of sales went up due to increased sales, but margins increased due to better price controls. The cost of sales as a percentage of commissary sales decreased by 2.3% from the same period of the previous year because of better controls to ensure that Commissary pricing was adjusted for raw material price fluctuations, and lower distribution cost per delivery. The cost of sales as a percentage of Company owned stores sales decreased from 65.4% in the same period in 1996 to 61.4% in 1997.

Income

Operating income of $580,159 was achieved in the period against operating loss of $137,746 in the comparable period in 1996. This increase in profitability resulted from an increase in sales and higher margins. The loss on discontinued operations is attributed to the sit down restaurant, Pizzazz, which was operating in the first five months of 1996. The loss of $442,231 in 1996 compared to the loss of $78,317 in 1997.

Liquidity and Capital Resources

At September 30, 1997, the Company's working capital of $3.9 million compared to $1.2 million at September 30, 1996, and $1.9 million at December 31, 1996. The Company's trade receivable has decreased by $462,374 from the same period of the prior year as the Company improved its credit collection controls. The Company's receivable from related parties increased by $1,564,551and inventories and other receivables have increased by $307,102. Total current liabilities have increased by $1,034,060 from the same period of the previous year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the sale of shares in the subsidiary.

The Company anticipates it will spend $300,000 to open additional corporate stores and acquire additional commissary equipment in 1997. The Company is not obligated to open any additional Company owned stores through the end of 1997 under the Master Franchise Agreement.

To support the Company's continuing growth, the Company is constructing a new administrative office and new commissary. The Company estimates the cost of the new facility to be approximately 3.4 million pound sterling ($5.5 million). The Company has secured financing from National Westminster Bank for approximately 70% of the total cost. The building construction cost will be financed over 15 years at a fixed rate interest rate of 8.75%. The equipment will be financed over a 5 year lease. The Company believes its existing commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company believes it can finance its obligations from existing cash balances and projected cash flows. The new facility is forecasted to open in August 1998.

The Company does not anticipate that the loan to Woodland Limited Partnership will be repaid before September 1998.

If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.


Exchange Rate

The weighted exchange rate for the thirteen weeks ended September 30, 1997 ($1.6096 per British pound sterling) was approximately 3% higher than the exchange rate during the comparable period in 1996 ($1.5602 per British pound sterling). This difference has the effect of improving the Company's results by approximately 3% when expressed in U.S.
dollars.

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

SIGNATURES
-----------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRESCENT CAPITAL, INC.


Date:  November 18, 1997            By:     /s/ Colin Halpern
                                            Colin Halpern, President