Form 10KSB
period 1997-12-28
CRESCENT CAPITAL INC / DE
filed 1998-05-22
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/   /        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                          Commission File No. 33-39759

                             CRESCENT CAPITAL, INC.
              (Exact name of Small Business Issuer in its charter)

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


                                 (301) 530-1708
                (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X    No

             Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
             Yes  X    No

            State issuer's revenues for its most recent fiscal year.
                                   $28,360,981

             As of April 1, 1998, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer was $246,960.

             As of April 1, 1998, there were 545,800 shares outstanding of the Issuer's Common Stock.

                                TABLE OF CONTENTS

ITEM
PAGE
                                     PART I

1.       Description of Business............................................. 4
2.       Description of Properties...........................................13
3.       Legal Proceedings...................................................13
4.       Submission of Matters to a Vote of
         Security Holders....................................................14

                                     PART II

5.       Market for the Issuer's Common
         Equity and Related Stockholder
         Matters.............................................................15
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.......................................................17
7.       Financial Statements and Supplementary
         Data................................................................21
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure..........................................................21

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons
         Compliance with Section 16a of the Exchange Act.....................23
10.      Executive Compensation..............................................24
11.      Security Ownership of Certain Beneficial
         Owners and Management...............................................26
12.      Certain Relationships and Related
         Transactions........................................................27
13.      Exhibits and Reports on Form 8-K....................................28
         Signatures..........................................................30

                                     PART I

Item 1.  Description of Business

Introduction

Crescent Capital, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 15, 1991. The Company was formed for the purpose of seeking business ventures, either through the acquisition of existing businesses or the acquisition of assets to establish subsidiary businesses for the Company.

From incorporation through December 29, 1993, the Company's only business activity has been the acquisition of funds from the sale of common stock to its sole officer and director and from the public offering of its securities in January 1992 and the entry into a non-binding Letter of Intent to acquire a majority interest in Dansmith Corporation, a North Carolina company.
The transaction was later abandoned.

On December 29, 1993, the Company entered into a Loan and Exchange of Stock Agreement with International Franchise Systems, Inc. ("Domino's UK") and its parent, Woodland Limited Partnership ("Woodland") and on June 30, 1994, Domino's UK became a wholly owned subsidiary of the Company. In January, 1995, Domino's UK completed an initial public offering of its securities and as a result of the offering, 18.6% of the common stock of Domino's UK is owned by the public and 81.4% by the Company. Since its acquisition of Domino's UK, the operations of the Company have consisted substantially of the operations of Domino's UK.

The Loan and Exchange of Stock Agreement

Pursuant to the terms of the Loan and Exchange of Stock Agreement (the "Agreement") dated December 29, 1993, by and among the Company, Domino's UK and Woodland, the Company loaned $400,000 to Domino's UK repayable on or before the later of (I) ninety (90) days from December 29, 1993, or (ii) in the event of the Exchange (defined below) did not occur, ninety (90) days after the Exchange was last scheduled to occur. Interest is payable at an annual rate of 8%. The loan was secured by a pledge by Domino's UK of all of the issued and outstanding stock of Domino's Pizza Group Limited, Domino's UK's wholly owned subsidiary, and a pledge by Woodland of all of the issued and outstanding stock of Domino's UK, its wholly owned subsidiary.

The Agreement obligated the Company and Domino's UK to enter into an exchange of stock (the "Exchange") whereby Woodland would exchange all of the issued and outstanding stock of Domino's'UK, consisting of 315,000 shares of common stock and 2,000,000 shares of Class B common stock ("Class B stock"), a class of voting stock convertible on a one-for-one basis into common stock, for 315,000 shares of the Company's common stock and 2,000,000 shares of the Company's Class B convertible common stock.

The Exchange was completed on June 30, 1994 and as a result, Woodland owned 315,000 shares of the outstanding common stock and 2,000,000 shares of the Class B stock of the Company. The Class B stock is convertible on a one-for-one basis for common stock and otherwise has the same rights, including voting rights, as the common stock. Woodland subsequently purchased 9,990 Units. As a result, Woodland controls approximately 92% of the voting shares of Crescent. In September 1995, the Company completed an exchange offer pursuant to which it issued 874,000 shares of Class A Common Stock in exchange for warrants exercisable for the purchase of 1,748,040 shares of Class A Common Stock.

Business of the Company and International Franchise Systems, Inc.

International Franchise Systems, Inc. and its subsidiaries (collectively, "Domino's UK") have the exclusive right to own, operate and franchise Domino's Pizza stores ("Domino's Stores") in the United Kingdom, and the Republic of Ireland ("the Territory") pursuant to a master franchise agreement (the "Master Agreement") with Domino's Pizza International, Inc. ("DPII), a wholly owned subsidiary of Domino's Pizza, Inc. ("Domino's). The Company also has the right to operate a fresh pizza dough production facility and wholesale supply business (the "Commissary") for all Domino's Stores in the Territory pursuant to an agreement with Domino's (the "Commissary Agreement").

In December 1993, Domino's UK acquired the United Kingdom subsidiary of the U.S.-based parent company of Domino's Pizza, Inc., which included existing operations, the rights as subfranchisor to 77 franchise agreements for Domino's Stores, assets relating to the Commissary, and assets relating to the existing franchise operation. As of December 28, 1997, Domino's UK had 154 Domino's Stores opened as well as two distribution centers and a commissary. At year end 1997, it was the largest Domino's franchisee in Europe and the fourth largest Domino's franchisee outside the United States. Domino's UK is a Delaware corporation, incorporated on October 22, 1993.

Business Objectives and Strategy

Domino's UK's mission is to maintain its status as the leading pizza delivery brand in the marketplace and to continue to build stockholder value. To accomplish this, Domino's UK has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to enhance recognition of the Domino's name and concept in the Territory.
The key elements of Domino's UK's strategy include:

New Store Locations

Domino's UK believes that the location of a Domino's Store is an essential element of success. Domino's UK's development of the Territory is based on store locations that are strategically located in areas that satisfy Domino's UK's demographic criteria. The stores are positioned in high visibility areas with prominent signage and brightly lit interiors to attract attention.

Franchise System

Domino's UK is committed to developing a strong franchise system by attracting experienced operators and business people who adhere to Domino's UK's high standards. Domino's UK devotes significant resources to providing its franchisees with assistance in marketing, site selection, store design and employee training.

High Quality Menu

Domino's Stores offer a menu of high quality pizzas. Pizzas are prepared using fresh dough, real mozzarella cheese, a propriety mix of tomato sauce and spices and other high quality ingredients and toppings. Other menu items include garlic bread, cole slaw, chicken wings, ice cream and soft drinks. IFS has expanded its menu in limited ways to increase market penetration and average spend per order.

Efficient Operating System

Domino's UK believes that its operating systems, store layout and designated delivery areas result in lower in-store cost, improved food quality and higher customer service. Domino's UK's Commissary and distribution system provide consistency and efficiencies of scale in dough production. This eliminates the need for each store to order food from third party vendors and commit substantial labor and other resources to dough production. To ensure consistent food quality, each franchisee must purchase all food and supplies from Domino's UK or its approved suppliers.

Training and Development

Domino's UK operates a training program for store personnel and new franchisees to improve store operations and the management of each franchisee's business. Domino's UK has revised the standard Domino's training program to make it more appropriate and relevant to operations in the Territory.

Targeted Marketing

Domino's UK's marketing programs target the delivery area of each store, making extensive use of coupons, leaflets and direct mail promotions. Domino's UK also uses radio to advertise its product and name. The local marketing efforts include more effective involvement with community oriented activities with sports teams, schools and other organizations. Domino's UK is implementing an in-store computer system that enables better tracking of customer preferences and targets its marketing based on these preferences. Domino's UK works closely with franchisees on local marketing efforts. Domino's UK promoted both the brand and selected new pizza products on television in 1997.

The Domino's Store System

Domino's opened its first store in 1960 and today is the world's leader in pizza delivery, with over 5,952 company-owned and franchised stores as of December 31, 1997. It had system-wide revenues of approximately $3.2 billion for fiscal year 1997.

Domino's has developed a pizza store format and operating system which includes a recognized design, decor and color scheme for store buildings; uniforms for store personnel; signage; service format; quality and uniformity of products and services offered; procedures for inventory and management control; a delivery system; and Domino's trademarks (collectively, the "Domino's System"). All Domino's Stores are required to be operated in accordance with the Domino's System.

Domino's Stores feature carryout services and delivery services to customers located within a prescribed service area. The service area for each Domino's Store is established to enable the store to deliver a pizza within 30 minutes of the customer's order. Domino's Stores offer a substantially similar core menu including various types of pizza and soft drinks. In the Territory, other menu items include cole slaw, garlic bread and ice cream. Pizza accounts for the most significant amount of system-wide sales. Prices for Domino's menu items are determined by the various operators of Domino's Stores and, accordingly, may vary throughout the Territory.

Relationship With Domino's Pizza, Inc.

Master Franchise Agreement

Domino's UK acquired the rights to the Territory from DPII in December 1993. Since that time, the relationship between Domino's UK and Domino's has been governed principally by the Master Agreement. The initial term of the agreement runs from December 31, 1995 through December 31, 2006. According to the terms of the initial agreement, Domino's UK shall have opened and operating a minimum number of Domino's Stores in accordance with the following yearly schedule:

                    Year                                             Minimum(1)
                   Ended                                              Total
                 December 31                                          Stores

                    1998                                               168
                    1999                                               192
                    2000                                               217
                    2001                                               227
                    2002                                               252
                    2003                                               277
                    2004                                               297
                    2005                                               317
                    2006                                               337

(1)      Does not include non-traditional Domino's Pizza stores.

If Domino's UK does not meet the development schedule, within one hundred-eighty
(180) days after written notice of such failure is provided by DPII, DPII may terminate Domino's UK's exclusive right to operate and franchise additional Domino's Stores in the Territory. To date, the Company has exceeded the required schedule.

If Domino's UK is in compliance with the Master Agreement at the expiration of the Initial Term, Domino's UK will have the option to extend its exclusive development rights for an additional 10-year period, provided Domino's UK and DPII agree to a minimum development schedule for the renewal term. If after expiration of the Initial Term (or any renewal term), Domino's UK fails to exercise its option to renew its exclusive development rights, or the parties are unable to agree to a minimum development schedule for the renewal term, then Domino's UK would continue to have the right to operate its then-existing Company-owned Domino's Stores and to maintain and continue its rights and obligations, and act as subfranchisor, with respect to all then existing franchised Domino's Stores. In such event, Domino's UK would generally have no further right to operate or grant franchises for additional Domino's Stores and DPII would have the right to proceed (or the right to grant a third party the right to proceed) with further development of the Territory, subject to territorial rights granted under then- existing franchise agreements.

Domino's UK is required to pay DPII a one-time store opening fee for each new Domino's Store, whether Company-owned or franchised. Domino's UK has passed and will continue to pass the cost through to the franchisees in the case of franchised stores. In addition, Domino's UK must pay to DPII a monthly royalty fee equal to a certain percentage of each Domino's Store's gross sales. This royalty fee is payable to DPII irrespective of the profitability of Domino's UK or the Domino's Store, and irrespective of Domino's UK's ability to collect royalties from franchisees. This royalty fee as reduced in accordance with the Stock Purchase Agreement discussed below, escalates each year until it reaches a maximum of 3% in 2003. Domino's UK's payments to DPII are to be made in U.S. dollars.

DPII and Domino's UK entered into a Stock Purchase Agreement as of May 26, 1997, ("SPA") whereby Domino's UK agreed to sell to DPII 300,000 shares of its common stock in consideration for royalty concessions under the Master Agreement. The SPA provides that DPII may not sell, transfer or otherwise dispose of its shares before May 26, 2001 and any transferee receiving stock in violation of this prohibition will have no rights with respect to the shares. The SPA further provides for put and call options on the common shares at an agreed upon base purchase price of $1,200,000 adjusted to reflect changes in the common stock, such as, stock splits and dividends.

The Master Agreement cannot be assigned by Domino's UK without DPII's consent. In addition, the agreement prohibits Domino's Pizza Group Limited, a majority-owned subsidiary of Domino's UK, ("DP Group") and Colin and Gail Halpern (as indirect controlling shareholders of DP Group) from transferring control of Domino's UK without DPII's prior written consent. For the term of the Master Franchise

Agreement, DP Group and Colin and Gail Halpern are restricted from having an interest in, being employed by, advising or assisting another business in the pizza or pizza store business in the Territory.

Under certain circumstances of default by Domino's UK under the Master Agreement, DPII has the right to terminate the Master Agreement. If the Master Agreement is terminated, Domino's UK would be subject to a one-year non-competition covenant in the delivery or carryout pizza business. Should this occur, DPII would have the right (but not the obligation) to purchase, at the then-current fair market value, all of Domino's UK's rights and interests as the subfranchisor of Domino's Stores and all of the assets of each Domino's Store owned by Domino's UK. The fair market value would be determined by mutual agreement of Domino's UK and DPII, or in the absence of such agreement, by an appraiser. Under certain circumstances of default by Domino's under the Master Agreement, Domino's UK has the right to terminate the agreement and continue as an independent pizza operation, including the operation of the Commissary.


Commissary Agreement

Pursuant to the agreement with DPII relating to the Commissary ("Commissary Agreement"), DPII has agreed to provide Domino's UK, on an ongoing basis, all information and materials necessary to make Domino's UK familiar with the methods used to operate and manage a Domino's Commissary. Domino's UK must maintain the confidentiality of such information and, subject to limited exceptions, cannot use it in any other business. The Commissary Agreement has a term co-extensive with the Master Agreement, with termination and default provisions and restrictions on transfers substantially similar to those contained in the Master Agreement.

Geographic Concentration/Expansion

As of December 31, 1997, Domino's UK had 154 Domino's Stores in the Territory. Thirty-five were located in greater London, two were in Northern Ireland, two were in the Republic of Ireland, three were in Scotland, and one was in Wales, with the remainder of the stores located throughout England.

The Company currently has two distribution centers. The original center, opened in 1985, is located in the Company's Milton Keynes headquarters. In November 1996, the Company opened a second distribution center in the north of England to service the franchisees in Ireland, Scotland and Wales. As of December 1997 this second distribution center was servicing 25 stores.

In February 1998, the Company began construction on a new facility to replace the Company's current administrative offices and Commissary in Milton Keynes. The new facility, also in Milton Keynes, is scheduled for completion in August 1998. National Westminster Bank has agreed to finance 65% of the construction costs with a loan of (pound)1.9 million bearing a base plus 1 3/4% rate and a 15-year term. The Company has a commitment to finance an additional (pound)500,000 for a five year period as a capital lease and corresponds to the cost of the equipment for the Commissary. The Company expects to finance the remainder of the building costs out of cash flow from operations and from the proceeds from the sale of 15% of the UK subsidiary, DP Group, to Nigel Wray in June 1997.

In 1995, the Company signed an exclusive agreement with Total Oil Great Britain, a subsidiary of the multinational Total Oil, to open non-traditional stores with the opening of the first Domino's franchise within a gas station convenience store. Currently there are six Domino's franchises operating in these service stations. The Company has also entered into an arrangement with Alldays, a British convenience store company, to establish Domino's delivery stores on the premises of Alldays Stores. The Company currently has nine Domino's franchises operating in Allday's Stores. The Company believes that these non-traditional stores have generated additional product awareness by providing a phone-in/pick-up service to customers in areas where delivery is not available.

Expansion

Domino's UK believes that the location of a Domino's Store is an essential element of success. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); competition in the area; construction or renovation costs, and lease terms and conditions. Domino's UK will inspect and approve proposed sites for each Domino's Store prior to the execution of a franchise agreement or lease. All sites are subject to the approval of Domino's and the store must generally be approved by the local planning board. Planning board approval can take approximately six months.

To promote restaurant growth and increase the presence of Domino's in the Territory, the Company has established a very successful Dealer Development Program whereby experienced and talented restaurant managers in the Domino's UK system who lack start-up capital can enter into the Domino's system with financial support from the Company. Those who qualify make a good faith payment of $7,500 while the Company invests the remaining capital to build and equip the restaurant. The individual then operates the restaurant with full responsibility for operations, marketing and financial management. There are currently five Dealer Development units in the system.

Store Operations

Menu

Domino's Stores offer a substantially similar core menu including high-quality pizza, garlic bread and soft drinks. Other menu items include cole slaw and ice cream. Domino's UK also continuously test-markets pizzas with specialty toppings and adds those items to the regular menu if they prove popular. Pizza accounts for approximately 85% of Domino's Stores' sales in the Territory. Prices for Domino's menu items are determined by franchisees and, accordingly, may vary throughout the Territory.

Store Design

A typical Domino's Store in the Territory ranges from 800 to 1,200 square feet and is designed to facilitate a smooth flow of food orders through the store. The layout includes specific areas for order taking and pizza preparation. This results in simplified operations, increased efficiency, and improved consistency and quality of food products. The interior of each store has a red and blue color scheme and includes a bright menu board and carryout customer area. The exterior typically includes a Domino's sign with the Domino's logo. The design for a Domino's Store must comply with specified Domino's standards and specifications. However, these requirements are flexible enough to allow a store to be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations.

Domino's UK currently estimates that once the site has the appropriate council planning approval, approximately 30-60 days is required to open a Domino's Store. Domino's UK currently estimates the cost of opening a Domino's Store to be between (pound)90,000 ($148,000) and (pound)120,000 ($198,000), including leasehold improvements, furniture, fixtures, equipment and opening inventories, but excluding lease payments and the franchise fee. Such estimates vary depending on the size of the proposed store and the extent of required leasehold improvements.

Delivery Service

Approximately 85% of the sales made by stores in the Territory are delivered. A delivery area is designed for each store to deliver a pizza within approximately 30 minutes of the time an order is placed. In defining a delivery area, Domino's UK takes into consideration the least favorable driving conditions, strict compliance with all laws, regulations and rules of the road, and due care and caution in the operation of delivery vehicles. Deliveries throughout the Territory are generally made on mopeds owned by the franchisee and driven by store employees. Domino's UK provides training to franchisees on safe driving and moped safety.

Store Personnel

A typical Domino's Store employs a store manager, an assistant manager and approximately 14 hourly employees, most of whom work part-time. The manager is responsible for the day-to-day operation of the store and for the maintenance of operating standards. Domino's UK and franchisees seek to hire experienced store managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

Reporting and Oversight

Franchisees provide Domino's UK with weekly reports containing certain information including the amount of royalty sales, the number of pizzas of various sizes sold and the number of pizzas that were late. Pizzas are considered to be late if they are removed from the oven more than 21 minutes after an order is taken.

Domino's UK maintains financial, accounting and management controls for its company owned Domino's Stores through the use of centralized accounting systems, detailed budgets and computerized management information systems. This includes an accounting system that provides each Domino's Store's daily sales, expenses and cash position.

Domino's UK has selected and continues to install computer systems in Domino's Stores. The system begins with the taking of orders and follows through to the management of deliveries. The system generates all of the daily, weekly and monthly reports and maintains a customer database that aids in the achievement of significant sales through target marketing. The systems are installed, maintained, and supported by Domino's Pizza Group Ltd. ("DP Group"). To date, the Company has installed the system in 130 stores. The Company has a computer staff that trains franchisees in the use of these in-store computers. The Company has also formed a user group of franchisees to facilitate feedback and to discuss new developments.

Franchise Program

General

Domino's UK believes that the success of the Domino's System, together with the relatively low initial capital investment per Domino's Store, allows Domino's UK to attract franchisees with significant business experience. Domino's UK considers its franchisees to be a vital part of its continued growth. There can be no assurance that Domino's UK will be able to attract a sufficient number of qualified franchisees to meet the development schedule in the Master Agreement.

Approval

Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources.

Franchise Agreements

Each franchisee must comply strictly with the Domino's System and its standards, specifications and procedures. The franchise agreement sets forth various requirements regarding signage, equipment, menu, service, hygiene, hours of operation and communications.

Under Domino's UK's current standard franchise agreement, the franchisee is required to pay, at the time of signing the franchise agreement, a non-refundable fee of either (pound)8,000 ($13,163) or (pound)18,000 ($29,172), depending upon whether the franchisee is an existing franchisee or a new franchisee of Domino's Stores. Generally, a franchise agreement is executed when a franchisee secures a location. Domino's UK's current standard franchise agreement provides for a term of 10 years (with one ten-year renewal option) and payment to Domino's UK of a royalty fee of 5.5% of sales. The franchise agreement gives Domino's UK the right to terminate a franchisee for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to Domino's UK's policies and standards.

Franchise Store Development

Domino's UK furnishes each franchisee with assistance in selecting sites and developing stores. Domino's UK provides its franchisees with the physical specifications for typical stores. Domino's UK will generally present store locations to franchisees for their approval and franchisees must obtain Company approval of their store design. Each location is selected on the basis of accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic pattern. While Domino's UK assists in the design and planning of each store and assists the franchisee in acquiring the equipment needed for each location at competitive prices, the franchisee is responsible for all costs associated with the purchase of equipment.

Franchise Training and Support

Every franchisee is required to have a principal operator approved by Domino's UK who satisfactorily completes Domino's UK's training program. Each manager of a franchised store is required to complete Domino's UK's training program. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their stores. Domino's UK maintains constant communication with its franchisees, relaying operating and marketing information through quarterly newsletters and posters for products and recruitment. Domino's UK also conducts a quarterly operations advisory meeting. Every eight weeks, Company representatives visit all stores and prepare a standards report detailing each store's operations.

Franchise Operations

All franchisees are required to operate their Domino's Stores in compliance with Domino's UK's policies, standards and specifications, including matters such as menu, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

Franchisee Advisory Group

Domino's UK has instituted a Franchisee Advisory Group for the purpose of assisting Domino's UK with the development of new ideas. The Franchisee Advisory Group is composed of up to eight members, all of whom are franchisees of Domino's UK. The members serve at the discretion of Domino's UK and advise
Domino's UK on matters such as store design and menu, operation, marketing, safety and competition in local markets.

Purchasing; Commissary and Distribution Operations

Domino's and Domino's UK set quality standards for all products used in Domino's Stores in the Territory. Domino's UK provides fresh dough and substantially all of the other food products and supplies to franchisees through its Commissary and distribution facilities. In order to ensure product quality and consistency, all stores are required to make all purchases through the Commissary or from suppliers approved by Domino's and Domino's UK.

Domino's UK has begun construction on a new Commissary and distribution center in Milton Keynes which is scheduled for completion in August 1998. This facility will replace Domino's UK's existing Commissary. Domino's UK believes that the new facility will provide adequate room for expansion. Domino's UK operates the Commissary as a separate profit center. The Commissary negotiates purchase contracts for virtually all of the ingredients and supplies used in Domino's Stores. When possible, Domino's UK enters into one-year, fixed-price contracts for products purchased for the Commissary. Certain products, such as mushrooms, are purchased at market prices due to the volatile nature of the prices of those products. The Commissary produces pizza dough that it delivers fresh to the stores.

Virtually every store orders products through the Commissary on a regular basis and is billed by Domino's UK for the purchases. The Commissary employs an individual who is responsible for quality control and quality assurance and an employee who is responsible for distribution. Products are delivered to stores on a daily basis in refrigerated trucks that are owned or leased by Domino's UK.

All of the equipment, counters and smallwares needed to open and operate a Domino's Store can be purchased from Domino's UK. Domino's UK also provides layout and design services and recommends contractors, signage installers and telephone systems to its franchisees. Although not required to do so, substantially all of Domino's UK's franchisees purchase most of their equipment from Domino's UK or specified suppliers.

Advertising and Promotion

The franchise agreement provides that each franchisee must contribute a monthly advertising and promotion fee of 4% of its royalty sales to a fund administered by Domino's UK to be used for advertising, sales promotion and public relations. Domino's UK is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's Stores in the Territory. All advertising, promotional plans, materials and activities are subject to Domino's approval.

Domino's UK's principal method of promotion is through leaflets which are distributed to the homes and places of business within each store's service area. These leaflets generally announce promotional prices, new menu items or include special coupons. The leaflets are generally designed by Domino's UK and can be customized by each store. The customizing is facilitated through the use of a single print shop that provides printing services to Domino's UK and the franchisees. Domino's UK also uses local radio advertising and cable television for advertising. During 1997, the Company began advertising on national television throughout Great Britain to further develop brand recognition. In 1998, Domino's UK intends to expand its marketing to include not only television advertising, but also promotions with Hollywood video rentals and new movie releases.

Domino's UK is installing an in-store computer system in many franchisee stores. This system provides data that enables franchisees to better track information such as location of customers, the frequency with which each customer orders and the response to a particular coupon or other promotion. Domino's UK believes the system will enable Domino's UK to do better target marketing, improve the effectiveness of its marketing and reduce the cost of its marketing effort.

Trademarks

Domino's UK is authorized to use such trademarks, service marks and such other marks as Domino's may authorize from time to time for use in connection with Domino's Stores (collectively, the "Domino's Trademarks"). Domino's has represented to Domino's UK that, to the best of its knowledge, Domino's owns all of the rights, title and interests to the Domino's Trademarks used by Domino's UK. Any events or conditions that negatively affect the Domino's Trademarks could have a material adverse effect on Domino's UK.

Foreign Currency and Exchange

Domino's UK converts United States dollars, as needed, into British pounds sterling for use in the Territory. Revenues from operations in the Territory will be maintained in pound-denominated accounts, although they may be freely converted into foreign currencies, at then-current official exchange rates, for purposes of paying for foreign goods, payment of royalties and for repatriation of profits. Domino's UK anticipates that it will continue to leave a substantial portion of the profits of its operation, if any, in the Territory for use in its business. There are presently no limitations on Domino's UK's ability to repatriate profits. The exact amount of profits, if any, that Domino's UK repatriates at a given time will depend on, among other factors, Domino's UK's financial condition, results of operations and capital requirements. Domino's UK will be subject to risks from exchange rate fluctuations. Domino's UK may seek to limit its exposure to the risk of currency fluctuations by engaging in hedging or other transactions.


United States and United Kingdom Income Taxes

Pursuant to United States tax laws, if Domino's UK's subsidiaries organized under the laws of the United Kingdom are not engaged in business in the United States, such subsidiaries will not be subject to United States taxation. Any earnings of these United Kingdom subsidiaries, when paid to Domino's UK (or, in certain cases, deemed paid, even though not distributed, under certain technical provisions of the Internal Revenue Code), would be included by Domino's UK for United States Federal income tax purposes. However, Domino's UK would receive a credit against Federal income tax liability that otherwise would result from any deemed or actual distributions from its United Kingdom subsidiaries, for any United Kingdom corporate taxes paid by such United Kingdom subsidiaries on these distributions, as well as for any United Kingdom dividend and royalty withholding taxes imposed directly on Domino's UK. Because the United Kingdom corporation tax rate (presently 31 percent of taxable income) is lower than the United States corporate tax rate, Domino's UK does not anticipate being subject to significant United States Federal income tax on either distributed or undistributed earnings of its United Kingdom subsidiaries.

Under United Kingdom tax law, when a United Kingdom corporation pays a dividend to a shareholder, it must also pay Advance Corporate Tax (referred to herein as "ACT") with respect to that dividend. The ACT is presently set at 25% of the net amount of the dividends paid (which is equivalent to 20% of the sum of the dividend plus the ACT). The paying corporation can normally apply the ACT it pays with respect to dividends paid by it in any accounting period as a credit against its corporation tax liability for the accounting period. To the extent that the ACT cannot be fully applied as such a credit, any unapplied amount may be carried back six years or carried forward indefinitely.

Under the combined effect of current United Kingdom tax law and the current United States-United Kingdom Tax Treaty relating to income and capital gains taxes, if Domino's UK's United Kingdom subsidiary pays it a dividend, Domino's UK will receive in addition to the dividend a tax credit equal to one-half of the ACT paid by the subsidiary with respect to that dividend. Subject to a United Kingdom withholding tax calculated as a percentage of the aggregate of the dividend received and such tax credit, which the treaty limits, in the case of a dividend paid to a United States corporation holding not less than 10% of the subsidiary's voting stock, to no more than 5%. On November 25, 1997, the United Kingdom government pronounced proposals which abolish the requirement to account for ACT in respect of dividends paid on or after April 6, 1999.

Competition in the U.K. Pizza Business

Pizza has proven to be a particular success in the United Kingdom. Although there are several large pizza operators in the U.K., the market is fragmented with well over 2,000 small units. The Company believes that the two largest operators in the Territory are Pizza Hut with approximately 104 stores and Perfect Pizza with approximately 148 stores dedicated to home delivery.

Domino's UK also competes for qualified franchisees with many other business concepts, including international, national and regional restaurant chains such as McDonalds, Kentucky Fried Chicken and Burger King. There can be no assurance that Domino's UK will be able to attract a sufficient number of qualified franchisees to satisfy its obligations under the Master Agreement.

Employees

As of December 31, 1997, Domino's UK employed 212 persons of whom 117 were store employees, 51 were corporate personnel and 44 were employed in Domino's UK's Commissary and distribution center. Most store employees work part-time and are paid on an hourly basis. None of Domino's UK's employees are covered by a collective bargaining agreement.

Government Regulation

Domino's UK is subject to various British, European and local laws affecting its business. Each of Domino's UK's stores is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the municipality in which the store is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the opening of a new store in a particular area. The Commissary and distribution facility are licensed and subject to regulation by national and local health and fire codes, and the operation of its trucks is subject to certain regulations. Domino's UK is also subject to environmental regulations, though these have not had a material effect on Domino's UK's operations.

Domino's UK is subject to British and European Union regulations over the franchiser-franchisee relationship. These regulations limit, among other things, the duration and scope of non-competition provisions, exclusive territories and restrictions on sources of supply.

Domino's UK's store operations are also subject to British, European Union and local laws governing such matters as wages, working conditions, citizenship requirements and overtime. Domino's UK's hourly personnel are paid at rates ranging from (pound)3 to (pound)8 and, accordingly, further increases could increase Domino's UK's labor costs. New European Community regulations could materially increase Domino's UK's and franchisees' cost of operations.

Item 2.  Description of Properties

In the Territory, DP Group maintains its place of business at Unit 10, Maryland Road, Tongwell, Milton Keynes, England. There are three leased spaces associated with DP Group's administrative offices and the Commissary. The leases (for a total of approximately 20,000 square feet) cover a period of two to five years, with options that allow for early release from the commitments, at a rate of $194,889 per year.

Domino's UK is constructing a new site on which it is building a larger Commissary and distribution center. The Company anticipates completion of the project in August 1998. DP Realty Limited, a wholly owned subsidiary of DP Group, has a total of 115 leases. DP Realty Limited enters the lease on new properties as a service to franchisees, enabling them to secure longer rent obligations. The Company then subleases the store space to each franchisee. This practice allows the Company to ensure the franchisee maintains the image of the brand. DP Realty Limited obtains a markup on the sublease to cover the administrative costs. The Company currently subleases 108 of the 115 properties to franchisees. In 1997, the margin generated from the subleases less the cost of the leased properties was approximately $83,000.

The Company has a one year lease for its U.S. office that is renewable. The total rent payable by the Company is approximately $1,000 per month.

Item 3.  Legal Proceedings

The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on Domino's UK.

Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 28, 1997.

                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Stockholder Matters

Market Information

The Company's Class A Common Stock has never been listed and no trading market has ever developed.


Dividends

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future developments.


Number of Stockholders

As of April 1, 1998, there were 20 record holders of the Company's Common Stock. The Company believes that there are in excess of 20 beneficial owners of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company, through its subsidiary International Franchise Systems, Inc. ("Domino's UK") has the exclusive right to own, operate and franchise Domino's Stores in the United Kingdom and Northern Ireland. Domino's UK's principal business consists of franchise and royalty fees, the sale and support of Company owned Domino's Pizza stores, the sale of food, non-food products and in-store computer systems to franchisees, and rental income from the sublease of delivery stores. These sources of revenue represent the total revenue earned by the Company.

The Company had 154 Domino's stores opened by December 28, 1997. New unit openings of traditional delivery stores increased from 21 in 1996 to 27 in 1997. The increase in store openings is the result of: (i) enhanced awareness of the Domino's brand through trade exhibitions and industry publications; (ii) additional store openings by existing franchisees; and (iii) partnership with Allday's (a British convenience store chain). The Company continues to select "high street" locations that provide enhanced visibility, adequate parking and late night operating hours.

In June, 1997 the Company agreed to sell up to a 20% interest in its Domino's UK operation for approximately $4.5 million to British businessman Nigel Wray. Mr. Wray paid Domino's UK approximately $3 million for 15% of its shares in the UK subsidiary and holds an option to invest in DP Group for an additional 5% of new shares for a price of $1.5 million. The Company plans to use the proceeds from the sale to fund expansion of Domino's UK and Domino's UK.

The Company purchased three Haagen Dazs ice cream parlors in 1995. The Company decided in June 1996 that operating and accumulating more parlors was not consistent with its primary mission. As a result, one store was sold back to the master franchiser in September 1996. The Company disposed of the other two stores in December 1997. The revenue and costs from these stores are reported in discontinued operations.

The Company opened a sit down restaurant, Pizzazz, in December 1995 to increase further awareness of the Domino's brand. The restaurant was closed in June 1996 after the Company determined that it wished to discontinue this line of business as the success of the concept would require too much management attention to be redirected from the Company's primary business. The Company subleased the property commencing April 1997 and terminating at the expiration of the lease, in December 2010.

Results of Operations

The Company realized net income of $1,632,782 for the year ended December 31, 1997 primarily due to the nonrecurring income from the sale of DP Group shares to Nigel Wray ($2,163,038), increased systemwide sales of 35% which resulted in higher royalty and commissary income, and the opening of 27 new units. Minority interest share of the income was $735,538. This compared to a net loss of $123,222 for the same period last year. Gross margins increased from the prior year by $2,123,616. Income from continuing operations, excluding the non-recurring income and the adjustment for minority interest, was $549,881 in 1997 as compared to $488,672 in 1996 or an increase of 13%.

The following tables set forth the percentage relationships to total revenue, unless otherwise indicated, of certain income statement data and certain restaurant data for the years 1997 and 1996.

                                       December 28, 1997 December 29, 1996
INCOME STATEMENT DATA
Revenues:
Company Owned Stores                          11.6%           15.6%
Franchise Royalties                           14.0%           13.9%
Franchise Fees                                 1.8%            2.4%
Commissary Sales                              59.7%           57.6%
Property Rentals                               7.9%            6.4%
Other Income                                   5.0%            4.1%
                                             -----           -----
Total Revenues                               100.0%          100.0%

Costs and Expenses:
Company Owned Stores(1)                       94.6%           92.1%
Commissary Expenses(1)                        86.5%           90.0%
Franchise Support, G&A(2)                     18.5%           15.5%
Depreciation/Amortization(2)                   2.7%            3.3%
                                             -----           -----
Total Costs and Expenses                      97.4%           97.9%

Operating Income                               2.6%            2.1%
Other Income(2)                                8.6%            0.3%
                                             -----           -----
Income from Continuing Operations             11.2%            2.4%
                                             =====           =====

Notes:
(1)     As a percentage of respective revenues
(2)     As a percentage of total revenues

RESTAURANT DATA
Percentage Increase in Comparable
Restaurant Sales                                       11%                  14%
Average Annual Sales for Company Owned
Stores Open for Full Year                        $820,000             $655,000

Number of Company Owned Stores:
Beginning of Year                                      11                   10
Opened                                                 --                    2
Acquired                                                2                    2
Sold                                                   (2)                  (3)
                                                 --------             --------
End of Year                                            11                   11
                                                 --------             --------

Number of Franchised Stores:
Beginning of Year                                     116                   93
Opened                                                 27                   22
Acquired from Company                                   2                    3
Sold to Company                                        (2)                  (2)
                                                 --------             --------
End of Year                                           143                  116
                                                 --------             --------
Total Stores End of Year                              154                  127
                                                 ========             ========

Comparison of Fiscal 1997 to Fiscal 1996

Revenues
Total revenue for the fiscal year ended December 28, 1997 was $28.4 million versus $22.8 million for the fiscal year 1996. This represents a 25% increase in total revenue. System-wide sales increased from $55.0 million in 1996 to $72.1 million in 1997 or an increase of 31%.

Sales by company owned stores remained constant at $3.3 million. The consistency in revenues was primarily the result of the timing of the acquisition and disposal of units and different trading levels of the stores acquired/disposed.

Royalty fees increased 37.9% to $4.0 million in 1997 from $2.9 million in 1996. The increase was primarily due to a same store comparable sales increase of 11% versus 1996 and the opening of 27 new delivery stores.

Franchise and other fees decreased to $507,000 in 1997 or a decrease of 2% over 1996 when fee revenues were $517,000. The Company increased fees attributed to new stores openings but experienced a decrease in fees because more new stores were opened by existing franchisees which reduced franchise training fees and support.

Commissary sales increased 38.5% net of intercompany sales to $16.9 million from $12.2 million in 1996. This increase of 38.5% is primarily due to new stores in the system and the increase in comparable store sales.

The increase in other sales to $1.4 million from $831,000 is related to the Company's expansion of computer sales to franchisees.

Cost and Expense

For the fifty-two week period ended December 28, 1997, gross margins increased from $6.0 million in 1996 to $7.6 million in 1997, or an increase from 26.5% to 26.8% of total revenues. This increase was principally related to consistent margins throughout the year on the sale of commissary products and better gross margins on computer sales and franchise and other fees.

The Company-operated pizza delivery stores are either staffed with Company personnel or are operated under a Dealer Development Program. Under the Dealer Development Program, the store is operated under a third party management contract where the Company receives a fixed percentage of sales. In those cases, the Company records revenue but does not record cost of food, labor, and delivery expense associated with the store. In the Company operated stores, the Company was able to maintain food costs as a percentage of sales at 25.5% for both 1997 and 1996. In total, cost and expense at the Company-operated pizza delivery stores increased as a percentage of revenue from 92.1% in 1996 to 94.6% in 1997. The increase is attributed to new corporate owned store openings and acquiring two under performing stores from franchisees.

The Commissary expenses include the cost of sales, warehousing and packaging, and distribution expenses associated with food sales, non-food sales, and equipment sales. These expenses decreased as a percentage of revenue from 90.0% in 1996 to 86.5% in 1997. This decrease is primarily due to improved controls to ensure that Commissary pricing was adjusted for raw material price fluctuations.

Franchise support, general and administrative expenses increased as a percentage of revenues from 15.5% to 18.2% as the Company increased franchise support staff to serve existing stores and to prepare for continuing new store growth and expanding market share. The Company's market share has increased from 5% to 12% in the last four years.

Depreciation and amortization decreased as a percentage of revenues to 2.7% in 1997 from 3.3% in 1996. The expense decreased primarily as a result of increased revenues and lower capital expenditures in 1997 versus 1996.

Net Other Income increased to $2,444,421 from $183,577 in 1996. This increase is primarily related to the interest earned on the lending of funds to related parties ($247,925) and the gain (2,163,038) on sale of a portion of the investment in subsidiaries.

Liquidity and Capital Resource

The Company's net working capital at December 28, 1997 was $3.1 million, an increase from $1.4 million on December 29, 1996. Total current assets were $9.1 million at December 28, 1997 versus $7.2 million on December 28, 1996. Current liabilities increased by $0.1 million in 1997 to $6.0 on December 28, 1997 from $5.9 million in 1996.

The primary increases in current assets related to cash which increased as a result of the expanding business and the sale of shares to Nigel Wray. The increase in current liabilities relates to decreases in accounts payable offset by increases in value-added taxes payable, and accrued expenses.

The following table represents the net funds provided and/or used in operating, financing, and investment activities for both periods:

                                                              (Thousands)
                                           December 30 - December 28, January 1 - December 29,
                                                      1997                    1996

Net Cash Provided/(used) from
Continuing Operations                                 $2,239                $1,193
Net Cash (used) for Discontinued Operations             (223)                 (653)
Net Cash (used) from Investing                          (755)                 (464)
Net Cash provided/(used) by Financing                    820                  (307)

The Company generated approximately $2.2million in cash from continuing operations and utilized cash of $23,000 in discontinued operations. The Company had a net profit of approximately $1.6 million for the year ended December 28, 1997. Trade accounts receivable and franchisee loans and other receivables increased from the prior year by $532,000, prepaid and accrued income decreased by $599,745, and inventories increased $150,000. Accounts payables and accrued and other payables decreased by $78,000, and value added taxes and income taxes payable increased by $627,000. The Company anticipates that it will continue to generate positive cash flow from operations in 1998 as a result of improving profits of the Company, the opening of additional stores, and reduction of administrative expenses as a percentage of sales.

The Company utilized $759,000 and $464,000 in investing activities for fiscal years 1997 and 1996, respectively. The Company requires capital to open or acquire stores, the acquisition of new commissary equipment and delivery trucks, or the enhancement of corporate systems and facilities. The Company spent $3.2 million in 1997 versus $1.3 million in 1996 in property and equipment and land for the new Commissary. The Company anticipates that it will need $6.2 million to open three new corporate stores and invest in Commissary equipment and the new facility in 1998. The Company also believes it will collect approximately $1.7 million of the receivable from its parent, Woodland Limited Partnership, in 1998. Cash utilized for financing activities during the year ended December 28, 1997 was $0.8 million. Proceeds of a loan to DP Group from National Westminster Bank totaled $1.5 million. Repayments of debt totaled $550,860 and capital lease payments totaled $97,000.

The Company has a commitment on office space at its Corporate office until June, 1998. The Company's UK subsidiary has its principle office in Milton Keynes, England, and leases 115 Domino's store properties. Estimated annual operating lease payments for the next five years range each year between $2.52 million and $2.86 million and approximately $21 million for all of the years combined subsequent to 2002 for a total of $34.8 million. The Company collects rental income from the sublease of the Domino store properties that total approximately $32.1 million. The Company does not believe that the net exposure is $2.6 million because the total minimum future rental income as calculated assumes the subleases are for the initial ten year period of the franchise agreement only. The Company believes that the franchisees will exercise the renewal option of the franchise agreement.

The Company has lease obligations under capital leases for commissary equipment and motor vehicles. As of December 28, 1997, and the next two years, the Company has decreasing annual obligations which range from $108,000 down to $25,000 per year. The net present value of these obligations total approximately $188,000.

The Company's anticipated debt payment through December 27, 1998 will be approximately $200,000. In the following three years, annual principal payments are expected to be approximately $218,000, $200,000, and $138,000.

The Company believes it can meet its short-term liquidity needs from the projected cash to be generated from operations and collection of its receivable from the parent company of approximately $2.4 million. The Company's long-term liquidity needs will also be met by cash generated from operations, and if necessary, supplemented by debt financing or additional equity funding. The Company currently has a commitment from National Westminster Bank to finance the commissary. The loan commitment is approximately $4.0 million. The Company anticipates it will spend $6.2 million to open additional corporate stores and acquire commissary equipment in 1998. The Company is not obligated to open any additional Company owned stores by December 1998 under the Master Franchise Agreement. If the company's plans change, or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level more consistent with its available funding.

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


Item 7.  Financial Statements and Supplementary Data

         See the Financial Statements and Supplementary Data listed in the accompanying Index to Financial Statements and Schedules on Page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Moore Stephens, P.C. was previously the principal accountants for International Franchise Systems, Inc. On May 19, 1998, that firms appointment as principal accountants was terminated. The decision to terminate was approved by the board of directors. In connection with the audits of the two fiscal years ended December 29, 1996, and the subsequent interim period, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject of the disagreement.

The audit reports of Moore Stephens, P.C. on the consolidated financial statements of Domino's UK and subsidiaries as of and for the years ended December 29, 1996 and December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, not were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In March 1998, Crescent appointed Wayne Hickey to replace Moore Stephens, P.C. as their independent auditors of Crescent for the fiscal year ended December 28, 1997.

The Company has agreed to provide indemnification to Moore Stephens, P.C., subject to certain conditions, for legal and other costs that might be incurred in defending itself in the event of threatened or actual litigation in connection with the issuance of its auditors report on the financial statement of the Company.

Moore Stephens, P.C. was the previously the principal accountants for Crescent Capital, Inc. In December 1997, that firms appointment as principal accountants was terminated. In connection with the audits of the two fiscal years ended December 31, 1996, and the subsequent interim period through December 10, 1997, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject of the disagreement.

The audit reports of Moore Stephens, P.C. on the consolidated financial statements of Crescent Capital and subsidiaries as of and for the years ended December 31, 1996 and December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, not were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company, are as follows:

Colin Halpern, age 60, has served as President, Secretary, Treasurer and Director of the Company since January 1991. He also currently serves as Chairman of the Board of International Franchise Systems, Inc, Director of Celebrated Group Plc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern serves as President and Chairman of the Board for Red Hot Concepts, a public company that operates Chili's restaurants in the United Kingdom, from June 1994 to present. He also served as President from June 1994 to August 1996, and is serving again as President since May 1997. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company which, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

In June 1991, the SEC sought and received, and NPS Technologies Group, Inc. ("NPS") consented to the entering of, an order against NPS and its officers and employees that required NPS to file certain periodic reports with the SEC that had not been timely filed and permanently restrained and enjoined NPS and such officers and employees from failing to file in proper form with the SEC accurate and complete reports required to be filed by NPS pursuant to the rules and regulations of the SEC. Mr. Colin Halpern is the President and Director of NPS, which is currently inactive. Since June 1991, certain of NPS' reports have not been timely filed by NPS and other reports have not been filed in proper form. The SEC has taken no further action against NPS or any of its officers and employees.


Item 10. Executive Compensation

The information required by this item will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

Item 12. Certain Relationships and Related Transactions

The information required by this item will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

* Incorporated by reference from the Company's Registration Statement on Form S-1 declared effective on November 25, 1991; File No. 33-39759.

** Incorporated by reference from the Company's current Report on Form 8-K dated December 29, 1993.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CRESCENT CAPITAL, INC.



                               By:/s/Colin Halpern
                                  Colin Halpern, President


                               Date: May 13, 1998


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/Colin Halpern                     President,                  May 13, 1998
Colin Halpern                        Chairman of the Board

CRESCENT CAPITAL, INC.
INDEX



Independent Auditor's Report.....................................................................       F-2.....F-3

Consolidated Balance Sheet as of December 31, 1997...............................................       F-4.....F-5

Consolidated Statements of Operations for the years ended December 31,
1997 and 1996....................................................................................       F-6.....

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997 and 1996 ......................................................................       F-7.....

Consolidated Statements of Cash Flows for the years ended December 31,
1997 and 1996 ...................................................................................       F-8.....F-9

Notes to Consolidated Financial Statements.......................................................       F-10....F-26

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Crescent Capital, Inc.


                  I have audited the consolidated balance sheet of Crescent Capital, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

                  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of other auditors provide a reasonable basis for our opinion.

                  In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Capital, Inc. and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                         WAYNE P. HICKEY
                                         Certified Public Accountant

Bohemia, New York
May 19, 1998

                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders and Board of Directors of Crescent Capital, Inc.


                  We have audited the accompanying consolidated balance sheet of Crescent Capital, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Capital, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the fifty-two week period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants

Cranford, New Jersey
March 6, 1997

CRESCENT CAPITAL, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.

                                                                                         December 31,       December 31,
                                                                                           1 9 9 7             1 9 9 6
Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $     2,575,876     $       657,880
   Trade Accounts Receivable [Net of Allowance of $166,939]                                 2,050,094           2,278,638
   Franchise Loans                                                                            707,009           1,008,990
   Inventories                                                                              1,015,651             865,131
   Prepaid Expenses and Other Current Assets                                                  306,716             778,834
   Due from a Related Party                                                                 1,687,762           1,471,997
   Due from Officer                                                                           148,573             125,016
   Other Receivables                                                                          611,690              51,475
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     9,103,371           7,237,961
                                                                                      ---------------     ---------------

Property and Equipment - At Cost                                                            7,132,961           4,443,747
Less:  Accumulated Depreciation:                                                            1,697,143           1,020,205
                                                                                      ---------------     ---------------

   Property and Equipment - Net                                                             5,435,818           3,423,542
                                                                                      ---------------     ---------------

Other Assets:
   Deposits                                                                                   308,318             637,562
   Deferred Offering Costs                                                                    100,000             100,000
   Intangible Assets - Net                                                                  1,079,741           1,107,953
   Net Assets of Discontinued Operations                                                           --                  --
                                                                                      ---------------     ---------------

   Total Other Assets                                                                       1,488,059           1,845,515
                                                                                      ---------------     ---------------

   Total Assets                                                                       $    16,027,248       $  12,507,018
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.

                                                                                        December 31,        December 31,
                                                                                          1 9 9 7             1 9 9 6
Liabilities and Stockholders' Equity:
Current Liabilities:
   Trade Accounts Payable                                                             $     2,691,247     $     3,704,523
   Accrued Expenses and Other Payables                                                      1,920,684           1,186,168
   Taxes Payable                                                                            1,042,354             415,771
   Obligations Under Capital Leases                                                           111,604             217,691
   Current Portion of Long Term Debt                                                          200,629             321,621
   Related Party Payable                                                                           --              29,785
                                                                                      ---------------     ---------------
   Total Current Liabilities                                                                5,966,518           5,875,559
                                                                                      ---------------     ---------------

Long-Term Liabilities:
   Long-Term Debt                                                                           1,438,409             392,262
   Obligations Under Capital Leases                                                            76,843              67,877
                                                                                      ---------------     ---------------

   Total Long-Term Liabilities                                                              1,515,252             460,240
                                                                                      ---------------     ---------------

Commitments and Contingencies                                                                      --                  --
                                                                                      ---------------     ---------------

Minority Interest                                                                           3,415,973           2,015,233
                                                                                      ---------------     ---------------

Stockholders' Equity:
   $.01 Par Value, Preferred Stock, 1,000,000 Shares Authorized,
     No Shares Issued and Outstanding                                                              --                  --
   $.001 Par Value, Class A Common Stock - 5,000,000 Shares
     Authorized, 545,800 Shares Issued 494,057 Shares Outstanding                                 546                 546

   $.001 Par Value, Convertible Class B Common Stock -
     2,000,000 Shares Authorized, Issued and Outstanding                                        2,000               2,000

   Additional Paid-in Capital                                                               6,209,214           6,209,214

   Retained Earnings                                                                        1,177,971             322,246

   Cumulative Foreign Currency Translation Adjustment                                         288,194             250,400

   Note Receivable for Stock, Including Accrued Interest                                   (1,972,275)         (1,852,275)

   Treasury Stock                                                                            (776,145)           (776,145)
                                                                                      ----------------    ----------------

   Total Stockholders' Equity                                                               5,129,505           4,155,986
                                                                                      ---------------     ---------------

   Total Liabilities and Stockholders' Equity                                         $    16,027,268       $  12,507,018
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AS OF DECEMBER 31, 1997 and DECEMBER 31, 1996.

                                                                                                  Years ended
                                                                                                  December 31,
                                                                                          1 9 9 7             1 9 9 6
                                                                                          -------             -------
Revenues:
   Sales by Company-Owned Stores                                                      $     3,297,210     $     3,319,001
   Commissary Sales                                                                        16,943,678          12,241,320
   Royalty Sales                                                                            3,960,780           2,941,971
   Rental Income                                                                            2,227,129           1,364,434
   Franchise Fees                                                                             506,974             516,780
   Computer Sales                                                                           1,375,494             828,828
   Management Fees from Related Party/Other Income                                             49,716              25,000
                                                                                      ---------------     ---------------

   Total Revenues                                                                          28,360,981          21,237,334
                                                                                      ---------------     ---------------

Cost of Revenues:
   Company-Owned Stores                                                                     2,116,317           2,067,747
   Food, Packaging and Distribution                                                        14,649,036          10,796,422
   Other Operating Expenses                                                                 4,000,654           2,901,077
                                                                                      ---------------     ---------------

   Total Cost of Revenues                                                                  20,766,007          15,764,976
                                                                                      ---------------     ---------------

   Gross Margin                                                                             7,594,974           5,472,358

General and Administrative Expenses                                                         6,029,120           4,474,062
Loss on Sale of Fixed Assets                                                                   67,078                  --

Depreciation and Amortization                                                                 755,916             693,201
                                                                                      ---------------     ---------------

   Operating Income                                                                           742,860             305,095
                                                                                      ---------------     ---------------

Other Income [Expense]:
   Interest Income from Related Party                                                         247,925             233,014
   Interest Income                                                                            142,435              69,017
   Interest Expense                                                                          (108,977)           (118,454)
   Sale of Investment in Subsidiary                                                         2,163,038                  --
                                                                                      ---------------     ---------------

   Total Other Income                                                                       2,444,421             183,577
                                                                                      ---------------     ---------------

Minority Interest in Income from Continuing Operations
   of Subsidiary                                                                             (735,538)             41,943
                                                                                      ---------------     ---------------

   Income Before Tax                                                                        3,187,281             530,615

Income Taxes                                                                                  656,362                  --
                                                                                      ---------------     ---------------

   Income from Continuing Operations                                                        1,795,381             530,615
                                                                                      ---------------     ---------------

Discontinued Operations:
   [Loss] from Discontinued Operations after Taxes (Note 8)                                  (162,599)           (653,837)

   Net [Loss] Income                                                                  $     1,632,782     $      (123,222)
                                                                                      ===============     ================

Earnings [Loss] Per Share:
   Income from Continuing Operations                                                  $           .71     $           .21
   Loss from Discontinued Operations                                                             (.08)               (.26)
                                                                                      ---------------     ---------------

   Net [Loss] Income Per Share                                                                    .64                (.05)
                                                                                      ===============     ================

   Weighted Average Number of Shares Outstanding                                            2,545,800           2,528,269
                                                                                      ===============     ================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Cumulative
                                                                                   Foreign      Common
                                           Common Stock    Additional             Currency    Stock of the    Note       Total
                                      Number of             Paid-in    Retained  Translation Parent Held by Receivable Stockholders'
                                        Shares      Amount  Capital    Earnings  Adjustments a Subsidiary   For Stock   Equity
  Balance - December 31, 1995           2,545,200     2,545   6,230,593     445,468      31,622       --   (1,500,000)    5,210,228

Accrued Interest on Note                                                                                     (352,275)     (352,275)

Additional Offering Costs from 2nd Phase
  Sale of Stock of Subsidiary                  --        --     (21,379)         --          --       --           --       (21,379)

Issuance of Common Stock on
  Exercise of Warrants                        600         1          --          --          --       --           --             1

Common Stock Issued to Subsidiary              --        --          --          --          -- (776,145)          --      (776,145)

Foreign Currency Translation Adjustment        --        --          --          --     218,778       --           --       218,778

Net [Loss] for the year ended
  December 31, 1996                            --        --          --    (123,222)         --       --           --      (123,222)
                                        ---------   -------  ----------  ----------    -------- --------  -----------    ----------

  Balance - December 31, 1996           2,545,800  $  2,546  $6,209,214    $322,246    $250,400 (776,145) $(1,852,275)   $4,155,986
                                        =========   =======  ==========  ==========    ======== ========  ===========    ==========

Minority Interest Adjustment                   --        --          --    (577,057)         --       --           --      (577,057)

Net Profit for the Year Ended
  December 31, 1997                            --        --          --   1,632,782          --       --           --     1,632,782

Accrued Interest on Note                       --        --          --          --          --       --     (120,000)     (120,000)

Foreign Currency Translation Adjustment        --        --          --          --      37,794       --           --        37,794

  Balance - December 31, 1997           2,545,800   $ 2,546  $6,209,214  $1,377,971    $288,194 (776,145) $(1,972,275)   $5,129,505
                                        =========   =======  ==========  ==========    ======== ========  ===========    ==========


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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Fifty-two weeks ended
                                                                                        December 31,         December 31,
                                                                                           1 9 9 7              1 9 9 6
Operating Activities:
   Net Income (Loss) Before Minority Interest After Tax                               $     2,592,285     $      (530,615)
                                                                                      ---------------     ----------------
   Adjustments to Reconcile Net Income (Loss) to Net Cash (Used for) Provided by
     Operating Activities:
     Depreciation and Amortization                                                            921,342             917,546
     Loss from Discontinued Operations                                                             --             631,341
     Gain on Sale of Subsidiary Stock                                                      (2,163,038)                 --
     Recovery of Bad Debts                                                                         --             (46,230)
     (Loss) on Disposal of Property and Equipment                                              67,078            (306,057)
   Changes in Assets and Liabilities:
     (Increase)/Decrease in:
       Trade Accounts and Other Receivables                                                   530,525             (61,787)
       Inventories                                                                           (150,520)           (174,788)
       Prepaid Expenses and Accrued Income                                                    352,120            (653,488)
       Other Assets                                                                          (230,971)           (206,176)
     Increase (Decrease) in:
       Trade Accounts Payable                                                              (1,040,025)            320,797
       Accrued Expenses                                                                       734,525             334,994
       Other Payables and Accrued Interest                                                         --             300,802
       Taxes Payable                                                                          626,583              79,244
                                                                                      ---------------     ----------------

     Net Cash Provided by Continuing Operations                                             2,239,903           1,035,472
                                                                                      ---------------     ----------------
     Net Cash (Used) by Discontinued Operations                                              (223,965)           (653,837)
                                                                                      ---------------     ----------------
   Net Cash - Operating Activities - Forward                                                2,015,939             381,635
                                                                                      ---------------     ----------------

Investing Activities:
   Proceeds from Sale of Subsidiary Stock                                                   3,125,063                  --
   Purchase of Property and Equipment and Capitalized Costs                                (3,253,569)         (1,294,141)
   Cost of Disposal of Subsidiary Stock                                                      (664,873)                 --
   Proceeds on Disposal of Property and Equipment                                             390,542             700,855
   Advances to Officer                                                                       (125,557)                 --
   Payments by Officer                                                                        102,000              43,135
   Advances to Parent Company                                                                (981,203)           (440,000)
   Payments by Parent Company                                                                 765,439             609,532
   Payments/Advances to Related Parties                                                       (29,785)                 --
   Payments by Related Parties                                                                     --                  --
   (Increase) Decrease in Restricted Cash                                                          --             200,000
   Purchase of Intangible Assets                                                              (82,708)            (64,223)
                                                                                      ---------------     ----------------
   Net Cash - Investing Activities - Forward                                                 (754,651)           (244,842)
                                                                                      ---------------     ----------------

Financing Activities:
   Deferred Offering Costs                                                                         --            (100,000)
   Proceeds from Sale of Common Stock                                                           6,500                  --
   Purchase Shares for Treasury Stock                                                         (14,000)                 --
   New Bank Loans                                                                           1,475,914             187,920
   Repayment of Debt                                                                         (550,860)           (281,504)
   Capital Lease Payments                                                                     (97,121)           (213,178)
                                                                                      ---------------     ----------------
   Net Cash - Financing Activities - Forward                                          $       820,433     $      (406,762)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CRESCENT CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Fifty-two weeks ended
                                                                                        December 28,         December 29,
                                                                                           1 9 9 7              1 9 9 6
   Net Cash - Operating Activities - Forwarded                                        $     2,015,939     $       381,635

   Net Cash - Investing Activities - Forwarded                                               (754,651)           (244,842)

   Net Cash - Financing Activities - Forwarded                                                820,433            (406,762)

   Effect of Exchange Rate Changes on Cash                                                   (163,726)             55,486
                                                                                      ----------------    ---------------

   Net Increase (Decrease) in Cash and Cash Equivalents                                     1,917,995            (214,483)

   Cash and Cash Equivalents - Beginning of Periods                                           657,880             872,363
                                                                                      ---------------     ---------------

   Cash and Cash Equivalents - End of Periods                                         $     2,575,875     $       657,880
                                                                                      ===============     ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                         $       108,977     $        50,904
     Income Taxes                                                                     $            --     $            --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Acquisition of Equipment Under Capital Lease                                       $        84,696     $        81,719
   Receipt of Parent Company Stock in Payment of Related Party
     Note for Assignment of Consulting Agreements                                     $            --     $       776,145
   Write Down of Parent Company Stock to Market                                       $       388,073     $            --

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Organization and Business

Corporate  Structure  -  Crescent  Capital,   Inc.   ("Crescent"),   a  Delaware
corporation, was incorporated in January 1991 for the purpose of seeking business ventures, either through the acquisition of existing businesses or the acquisition of assets to establish subsidiary businesses.

In December 1993, International Franchise Systems, Inc. ("IFS") became a subsidiary of Crescent. At December 28, 1997, Crescent owned 67% of the Company's common stock while the remaining 33% is publicly traded.

IFS was incorporated in Delaware on October 22, 1993. IFS owns 85% of the stock of Domino's Pizza Group Limited ("DP Group"), a United Kingdom ("UK") corporation headquartered in Milton Keynes, England. DP Group owns 100% of the stock of DP Realty Limited ("DP Realty"), DPGS Limited ("DPGS"), Livebait Limited ("Livebait"), and DP Group Developments Ltd., each a UK corporation with headquarters at Milton Keynes, England.

Since its acquisition of IFS, Crescent's operations have consisted substantially of IFS's operations. Crescent and IFS (including its wholly owned subsidiaries) are referred to as the "Company".

Description and Nature of Business - The principal purpose of the Company is to be a holding company for the exclusive right to own, operate and franchise Domino's Pizza Stores in the U.K., and the Republic of Ireland (the "Territory") pursuant to a Master Franchise Agreement ("MFA") (See Note 17A). The Company's multi-national operations include the ownership and operation of Domino's Pizza Stores, the sale of commissary food products, supplies and equipment to franchisees and the development of new franchises. As of December 28, 1997, there were 154 stores operating, 143 of which were franchised and 11 were Company-owned. As of December 29, 1996, there were 127 stores operating, 116 of which were franchised and 11 were Company-owned.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - Substantially all accounts receivable are due from franchisees for commissary and small wares equipment purchases and royalties. Credit is extended based on an evaluation of the franchisee's financial condition. The Company has a security interest in the franchise stores and their assets as collateral. The Company considers its accounts receivable to be fully secured.

Franchisee Loans - Franchisee loans consist of loans issued for in store computer purchases, new loans for equipment purchases, or loans acquired from Dominos Pizza International, Inc. which were issued to the original franchisees. The Company has a security interest in the franchise stores and their assets as collateral. The Company considers their franchisee loans to be fully secured.

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

Master Franchise Agreement - The MFA is stated at cost that includes associated professional costs. One-third of the cost of the MFA has been allocated to the exclusive development rights under the MFA

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

(2) Summary of Significant Accounting Policies (Continued)

and is being amortized over a ten-year period and the expiring date of the agreement is the year 2003. The remaining two-thirds of the cost of the MFA has been allocated to the right to operate as sub-franchisor in the Territory and is being amortized over a twenty-year period. Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 was $79,559 and $72,000, respectively (See Note 17A).

Consulting Agreements - The Company had entered into various consulting agreements which were being amortized over the life of the agreements. The Company assigned these assets to Woodland Limited Partnership ("Woodland"), a related party, at their net book value on April 1, 1996 (See Note 17C). Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 was $-0- and $51,563, respectively.

Rights to Store Leases - The rights to store leases are stated at cost and are being amortized over a ten-year period (the average length of the remaining term under the leases) under the straight-line method. Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is $14,419 and $13,439, respectively.

Store Franchise Agreement - The Store Franchise Agreement represents the cost of the franchise fees paid for corporate-owned stores. The cost of the franchise fees range from $4,650 to $12,400 per store. These costs are amortized over the term of the franchise agreements, which is ten years. Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is $8,306 and $7,210, respectively.

Store Development Costs - Store development costs, which represent expenses incurred before a new store opens, including design and construction costs, are amortized on a straight-line basis over three years. Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is $7,345 and $30,075, respectively.

Goodwill - Goodwill represents the excess of the price paid for a corporate store over the fair value attributed to the assets acquired, and is being amortized using the straight-line method over ten years. Amortization expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 is $1,293 and $1,253, respectively.

Revenue Recognition - Revenue from commissary sales is recognized upon shipment of products and company-owned store sales are recognized at point of sale. Franchise fees consist of initial franchise fees which are recognized in income when the Company has substantially completed its obligations under the franchise agreement. This generally occurs upon the opening of a franchise location at which time the Company has completed its obligation to assist with the location and design of the new store and the training of staff. Royalty fees are earned on sales by franchisees and is recognized as revenue when the related sales are made. Rental income, which consists of rent paid under subleases (See Note 7) is recognized ratably over the lease period. Other operating income consists primarily of computer system sales which is recognized at point of installation.

Advertising Costs - Advertising costs are expensed as incurred and are offset by a fee of 4% of royalty sales by franchisees, which amount must be spent on the franchise's behalf for various advertising programs. If advertising costs exceed the fees received at a given point, a receivable to the franchisor is recorded from the franchisee on the Company books for the amounts still due. Similarly if at a given point, more fees are received than have been expended, a payable to the franchisee is recorded. This amount is included in other receivables or other payables.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


(2) Summary of Significant Accounting Policies (Continued)

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Earnings (Loss) Per Share - Earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding for the period presented. Common stock equivalents are included in the computation when their effect is considered dilutive. Fully diluted earnings/(loss) per share is calculated in accordance with FAS128, taking into account the impact of any additional common stock that would have been outstanding if the dilutive potential common stock had been issued.

Foreign Currency Translation - The functional currency for the Company's foreign operations is the British pound sterling. The translation from British pound sterling into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 28, 1997, management expects these assets to be fully recoverable.

Stock Options Issued to Employees - The Company adopted SFAS No. 123 on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25 for financial reporting purposes.

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

(3) Significant Risks and Uncertainties

(A) Concentrations of Credit Risk - Cash - The Company had approximately $1.9 million on deposit at National Westminster Bank, Plc, a U.K. bank at December 28, 1997. Neither the bank nor the UK government insures the deposits under a program similar to the Federal Deposit Insurance Corporation. Thus, the $1.9 million is subject to loss due to credit risk.
The Company does not require collateral in relation to cash credit risk.

(B) Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its franchisees and, based upon factors surrounding the credit risk of its franchisees, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

receivable credit risk exposure beyond such allowances is limited. The Company has a security interest in franchised stores and their assets are collateral for the receivable.

(C) DPII Relationship - Due to the nature of franchising and the Company's agreements with DPII, the success of the Company is in part dependent upon the overall success of DPII, including DPII's financial condition, management and marketing success, and the successful operation of stores opened by other franchisees.

(D) Potential Loss of Exclusive Development Rights - The Company's business plan is dependent on its exclusive development rights under the MFA. The MFA requires that the Company have opened and operating a minimum number of Domino's stores in accordance with a specified yearly schedule. The Company was obligated for the year ended December 28, 1997 to have a total of 146 delivery stores opened. As of that date, the Company had 154 stores opened, of which 148 were delivery stores, including 11 of which were Company owned. There can be no assurance that the Company will be successful in opening the number of Domino's Stores required, or that new Domino's stores opened by the Company or its franchisees will be operated profitably. Furthermore, there can be no assurance that the Company will be able to renew the MFA beyond December 31, 2006. If the MFA is not renewed, the Company would lose its exclusive development rights.

(E) Operations in a Foreign Country - The Company is subject to numerous factors relating to conducting business in a foreign country (including, without limitation, economic, political and currency risks), any of which could have a significant impact on the Company's operation.

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

Currently, DP Group's operations are subject to the laws and regulations of the Territory and the European Union, including such laws and regulations relating to antitrust and trade regulation. The failure by DP Group to comply with these laws may cause the Company to be unable to enforce its franchise agreements with franchisees. The Company and its franchisees are also subject to U.K. government and local laws and regulations generally. Store operations are subject to health, sanitation, employment and safety standards imposed by the European, national and local authorities. These regulations and any new laws and regulations could have a significant financial impact on the operation of the Company owned and franchised stores.

(4) Property and Equipment

The following details the composition of property and equipment:

                                                                Cost           Depreciation            Net
Land and Buildings                                         $    2,079,183    $         1,522    $    2,077,661
Equipment, Fixtures and Furnishings                             2,473,404          1,074,573         1,398,831
Capital Leases                                                    710,479            298,520           411,959
Leasehold Improvements                                          1,745,603            265,793         1,479,810
Motor Vehicles                                                    124,292             56,735            67,557
                                                           --------------    ---------------    --------------
   Totals                                                  $    7,132,961    $     1,697,143    $    5,435,818
   ------                                                  ==============    ===============    ==============

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


(4) Property and Equipment (Continued)

Depreciation expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 was $810,422 and $533,195, respectively.


(5) Intangible Assets

Intangible assets, at December 28, 1997, consists of the following:

                                                                                Write-offs
                                                             Accumulated            and
                                           Cost             Amortization        Assignments            Net
Master Franchise Agreement             $    1,200,698      $      320,183    $            --    $      880,515
Rights to Store Leases                        144,188              41,509                 --           102,679
Store Franchise Agreement                      49,362               6,754                 --            42,608
Store Development                              79,675              31,871              3,535            44,269
Goodwill                                       13,163               3,493                 --             9,670
                                       --------------      --------------    ---------------    --------------
   Totals                              $    1,487,086      $      403,810    $         3,535    $    1,079,741
   ------                              ==============      ==============    ===============    ==============


(6) Long-Term Debt

Long-term debt consists of the following:

                                                                                   December 28,
                                                                                      1 9 9 7
Note Payable to Domino's Pizza International, Inc. for the
   Master Franchise Agreement                                                     $            --
Loans Payable to National Westminster Bank                                              1,639,038
                                                                                  ---------------

Total                                                                                   1,639,038
Less:  Current Portion                                                                    200,629

   Long-Term                                                                      $     1,438,409
   ---------                                                                      ===============

The note payable to Domino's Pizza International, Inc. for the MFA was originally for $650,000 of which $300,000 was paid on January 17, 1995 and $350,000 is payable in installments of approximately $29,000 for twelve consecutive quarters beginning on January 1, 1995, with interest at the rate of 8% per annum payable on the installment dates. Total installment payments of $116,667 were made as of December 28, 1997. The note has been completely paid off.

The Company has various loans payable to National Westminster Bank ("NatWest") of $1,639,038 at December 28, 1997. The loans are payable over terms of 3 to 15 years in aggregate monthly installments of approximately $25,950. Interest on one loan is 9.75% per annum and the second loan carries interest at 9.875% per annum while the other loans bear interest at the bank's base rate plus 3%. The Company has secured a 15-year mortgage on the purchase of land for the new commissary. This loan carries an interest rate of 8.75%. The bank's base rate at December 28, 1997 was 5.5%. The obligations to NatWest are secured by all of the assets of DP Group, DP Realty, DPGS, and DP Group Developments Ltd. Additionally, the Chairman of the Company has personally guaranteed these obligations to a maximum of approximately $42,000.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

 (6) Long-Term Debt (Continued)

The following are maturities of long-term debt for the next fourteen years:

     December
       1998                                                       $   200,629
       1999                                                           218,183
       2000                                                           200,087
       2001                                                           138,214
       2002                                                            85,540
       Over 2002                                                      796,385
                                                                   ----------
         Total                                                     $1,639,038
                                                                   ==========

(7) Leases

The Company is the lessee of motor vehicles and equipment under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets held under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases at December 28, 1997:

Equipment and Motor Vehicles                         $        710,479
Less:  Accumulated Depreciation                               298,520
                                                     ----------------
   Net                                               $        411,959
   ---                                               ================


Minimum future lease payments under capital leases as of December 28, 1997 for each of the next five years and in the aggregate are:

  Year Ended
  December                                                       Amount
    1998                                                           111,604
    1999                                                            79,692
    2000                                                            21,460
    2001                                                                --
    2002                                                                --
    Subsequent to 2002                                                  --
                                                           ---------------
    Total Minimum Lease Payments                               $   212,756
    Less:  Amount Representing Interest                             24,308
                                                           ---------------

    Present Value of Net Minimum Lease Payment             $       188,448
    ------------------------------------------             ===============

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

(7) Leases (Continued)

Interest rates on capitalized leases vary from 3% to 8% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

The Company has a one-year operating lease for its U.S. office that expires on June 30, 1998 and is renewable year-to-year.

The Company leases land and buildings, office equipment and motor vehicles under operating leases expiring in various years through 2022.

The Company leases store properties directly, through a subsidiary, DP Realty, and then subleases the properties to franchisees. At December 28, 1997, the Company had operating leases for approximately 115 stores with periods ranging from 10 to 25 years, of which 108 were also subject to subleases to the franchisees and the balance are used for Company-owned stores. The subleases are for an initial ten year period, consistent with the franchisee period, with a subsequent ten year renewal period. Total minimum future rental income, as shown below, from subleases to be received in the future under non-cancelable subleases assumes the subleases are for the initial ten year period only, although the Company believes that the franchisees will exercise the renewal option on substantially all subleases. Also included below is the minimum future rental payments and sublease rental income for the building where the Pizzazz restaurant was located (See Notes 8 and 17D).

Minimum future rental payments and sublease rental income under non-cancelable operating leases and subleases, respectively, having remaining terms in excess of one year as of December 28, 1997 for each of the next five years and in the aggregate are as follows:

                                                                            Operating
Year ending                                                                  Leases         Subleases
December
    1998                                                                     2,857,008         2,518,138
    1999                                                                     2,823,414         2,510,323
    2000                                                                     2,781,389         2,481,186
    2001                                                                     2,682,864         2,467,131
    2002                                                                     2,654,706         2,467,131
    Subsequent to 2002                                                      21,056,121        19,657,529
                                                                       ---------------  ----------------
    Total Minimum Future Rentals                                       $    34,855,502  $     32,101,438
    ----------------------------                                       ===============  ================

Rent expense for the fifty-two weeks ended December 28, 1997 and December 29, 1996 was $2,354,765 and $1,889,624, respectively. The rental income received on subleases for the fifty-two weeks ended December 28, 1997 and December 29, 1996 was $2,227,129 and $1,639,953, respectively.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


(8) (A) Discontinued Operations - Pizzazz Concept

On May 31, 1996, the Company's Board of Directors approved the Company's recommendation to discontinue the development of the Pizzazz concept and the operation of the Pizzazz restaurant. The primary purpose for the closure of the restaurant and the cessation of the concept development was to ensure that management's time was not redirected from the primary focus of developing the Domino's brand and delivery store franchise network. On June 3, 1996, the Company closed the restaurant. The Company continues to have an obligation for the property under the lease that expires in fifteen years. The Company has been able to secure a subtenant for the property beginning in April 1997. The sublease runs concurrent with the Company's lease. The income from the sublease is approximately $130,000. The annual cost of the lease is approximately $87,000.

The results of operations of Pizzazz were treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. The prior year results of operations and statement of cash flows have been reclassified to conform to this method of presentation. The discontinued Pizzazz concept had net property and equipment of $575,671 as of December 28, 1997. These assets have been reclassified as rental assets from the start of the sublease agreement. The loss from discontinued operations consists of:

                                                                               1997                 1996
                                                                       ------------------    -----------
Revenues                                                               $        96,250  $        103,874
Cost of Sales                                                                       80           170,583
Operating Expenses                                                             248,919           429,362
Estimated Closing Costs                                                             --           135,270
                                                                       ---------------  ----------------
Net Before Taxation Effects                                            $      (152,749) $       (631,341)
The taxation benefit from the losses was:                                       41,853                --
                                                                       ---------------  ----------------
Total                                                                         (110,896)         (631,341)
                                                                       ================ =================

The Company is obligated under a 15-year lease on the building where the restaurant was located. However it is anticipated that a sublease will offset these expenses (See Note 17D).

(8) (B) Discontinued Operations -Haagen Dazs

In August 1995, the Company entered into an agreement with an unrelated entity to purchase all of the assets and operating rights of three Haagen Dazs ice cream parlors for approximately $140,000. The Company, however, sold one Haagen Dazs parlor back to the master franchisor in the UK because the Company feels, at this time, that management's attention and resources must be focused on the core business of delivery pizza stores. The Company sold the other two Haagen Dazs units in December 1997. The results of operations for the Haagen Dazs units have been treated as discontinued operations for the fifty-two weeks ended December 28, 1997:

                                                                               1997              1996
Revenues                                                               $       816,158  $      1,532,361
Cost of Sales                                                                  551,732           967,653
Operating Expenses                                                             335,642           587,204
                                                                       ---------------  ----------------
Net Before Taxation Effects                                            $       (71,216)  $       (22,496)
---------------------------
The taxation benefit from the losses was:                                       19,513                --
                                                                       ---------------  ----------------
Total                                                                          (51,703)          (22,496)
                                                                       ================ =================

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

(8) (B) Discontinued Operations -Haagen Dazs (Continued)

The Statements of Operations and Cash Flows for the year ended December 29, 1996 has been reclassified to reflect the treatment of the Haagen Dazs income as discontinued operations.

 (9) Fair Value of Financial Instruments

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

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For long-term investment in marketable securities, fair value is estimated based on current quoted market price.

Management estimates that the carrying value of its long-term debt, related party debt and amounts due from parent approximate its fair value because the applicable interest rates approximates the current market rates.

(10) Related Party Transactions

Woodland Limited Partnership ("Woodland") is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President of Crescent and Chairman of the Board of IFS.

As of December 28, 1997, Woodland owns 92% of the shares of Crescent.

In connection with the issuance to Woodland of shares of IFS stock, IFS accepted a note receivable for $1,500,000 from Woodland at 8% per annum. This note receivable was transferred to Crescent pursuant to a Loan and Exchange of Stock Agreement between Crescent, IFS and Woodland. Accrued interest on this note receivable at December 31, 1997 was $472,275.

As of December 28, 1997, Crescent owns 4,700,000 restricted shares, or approximately 67%, of IFS's outstanding stock. As a result of the capital structures of the Company and Crescent, Woodland has indirect voting control of the Company and, consequently, can elect the Company's entire Board of Directors, determine the vote on any matter submitted for shareholder approval (including increasing the Company's authorized capital stock and authorizing any merger, sale of assets or dissolution of the Company), and, generally, direct the affairs of the Company.

At December 31, 1997, $1,943,700 was due from Woodland for funds transferred between companies. These funds are to be repaid on a short-term basis and bear interest at 8% per annum. Included in prepaid and other assets this bears accrued interest receivable of $240,939.

Mr. Halpern is the President and Chairman of the Board of Red Hot Concepts, Inc. ("Red Hot"). The Chief Financial Officer of International Franchise Systems is also the Chief Financial Officer of Red Hot. The charge for his services is allocated between the two companies.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


(10) Related Party Transactions (Continued)

The Company has advanced funds to Mr. Halpern. At December 28, 1997, the total amount due to the Company is approximately $148,573. This amount is being offset through reimbursements due to Mr. Halpern.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 28, 1997 was $135,108.

(11) Investment in Marketable Securities of Parent Company

In September 1996, IFS received from Woodland, 51,743 shares of Crescent Class A Common Stock in payment of Woodland's interest bearing note for the assignment of the three consulting agreements (See Note 17C). IFS classifies its investment in Crescent as available for sale securities pursuant to SFAS No. 115. The number of shares to be received in payment of the Woodland loan of $776,145, was estimated using the market value of Crescent's shares on the open market. IFS's intention is to hold these securities for a least a twelve month period. In the consolidated financial statements, these shares are presented as Treasury Stock.

(12) Income Taxes and Provision for Income Taxes

                                                                             1997            1996
                                                                                $               $
The current year taxation charge consists of the following:

Continuing Operations
- United States                                                                182,000                 0
- United Kingdom                                                               474,362                 0
                                                                       ---------------  ----------------
                                                                              $656,362                $0

Discontinued Operations
- United States                                                                      0                 0
- United  Kingdom                                                              (61,366)                0
                                                                       ---------------- ----------------
                                                                              $(61,366)               $0

Total Income Tax Charge                                                       $594,996                $0
                                                                       ===============  ================

Rate Reconciliation:

The following is an analysis of the differences between United States statutory income tax rate and the Company's effective tax rates on continuing operations.

                                                                                 %
United States statutory income tax rate                                             35.0
Permanent differences                                                                5.1
Utilization of net operating losses carried forward
of UK operations                                                                    (4.3)
Net US operating losses utilized against extraordinary income                       11.8
Other operating unprovided timing differences                                       (1.9)
Difference in effective tax rate of UK operations                                    1.9
                                                                       -----------------
Effective tax rate on continuing activities                                         20.2
                                                                       =================

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

(12) Income Taxes and Provision for Income Taxes (Continued)

Pursuant to United States tax laws, if the Company's subsidiaries organized under the laws of the UK are not engaged in business in the United States, profits of such subsidiaries will not be subject to United States taxation, until distributed as dividends. The Company however, would receive a credit against its UK federal income tax liability that would otherwise result from any distributions from its subsidiaries for any UK corporate taxes paid by its UK subsidiaries on these distributions, as well as for any UK dividend and royalty withholding taxes imposed directly on the Company.

The Company through its UK subsidiary is a tax payer in the United Kingdom. The Company's estimated tax liability for the 1997 tax year is $413,000. There are tax losses available to carryforward indefinitely against future UK profits amounting to $210,980.


(13) Gain on Sale of Portion of Investment in Subsidiary

                                                                             1997              1996
Profit on Sale of 15% of the
investment in Domino's Pizza Group (UK)                                      2,163,038                 0
Taxation Thereof                                                              (182,000)                0
                                                                       ---------------- ----------------
Gain After Taxation                                                          1,981,038                 0
                                                                       ===============  ================

$1.1 million of net operating losses brought forward in the US were utilized against this income for taxation purposes.


(14) Stock Transactions

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

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

(15) Stock Transactions of Subsidiary

On December 30, 1994, the Company completed the first phase of an initial public offering (the "Offering") of its common stock. The Company sold 1,017,681 units, each unit consisting of one share of common stock and two common stock purchase warrants, at an initial public offering price of $5 per unit. Net proceeds from the first phase of the Offering (after deducting the underwriting discounts of $585,167 and expenses of $883,673) were $3,619,565. On January 17, 1995, the
Company completed the second phase of its initial public offering and sold an additional 59,643 units. Net proceeds from these additional units (after deducting the underwriting discounts of $76,210 and expenses of $44,855) were $177,150. Additional costs for both the first and second phase relating to the offering of $244,831 were paid during 1995 reducing paid-in capital.

On May 12, 1995, the Company issued 237,500 shares of common stock valued at $350,000 in connection with entering into a four year consulting agreement.

On June 5, 1995, the Company issued 237,500 shares of common stock valued at $475,000 in connection with entering into a five year consulting agreement.

During October 1995, the Company issued 475,000 shares of common stock valued at $1,900,000 and received cash of $1,781,250 in connection with entering into a five year consulting agreement (See Notes 11 and 17C).

During July 1997, the Company issued 300,000 shares of common stock valued at a market price of $300,000 to DPII with put/call provisions that can be exercised in May 2001 at a cost of $1.2 million. This was in connection to a modification of the franchise agreement that altered the royalty rate, store opening costs and development schedule. This was recorded on the Company's books and records at a par value of $3,000 (See Note 17A).

In December 1997, three employees of the Company who were issued share options under the 1997 Stock Plan, exercised their options. The Company purchased these shares (7,000) as Treasury Stock.


(16) Stock Options and Warrants

(A) Stock Options - In order to attract, retain and motivate employees (including officers), directors and consultants who perform substantial services for or on behalf of the Company, the Company adopted the 1995 and 1996 Non-Employee Directors Stock Option Plans, the 1994 Stock Incentive Plan and the 1995 Consultants and Advisors Stock Incentive Plan (the "Director Plan", the "Stock Plan" and the "Consultants Plan", respectively).

The 1994 Stock Plan was terminated effective December 31, 1996 and replaced by the 1997 Stock Plan. Pursuant to the 1997 Stock Plan, officers and key employees of the Company are eligible to receive awards of stock options (with or without limited stock appreciation rights). Options granted under the Stock Plan may be "incentive stock options" ("ISO"), or non-qualified stock options ("NQSO"). Limited Stock Appreciation Rights ("LSARs") may be granted simultaneously with the grant of an option or (in the case of NQSOs) at any time during its term. The Company's acting president and chief financial officer was granted an ISO for 15,000 shares at $1.25 per share on March 8, 1996 and for 75,000 shares at $.50 per share on January 28, 1997, which approximated the market value of the shares on that date. Both option grants become exercisable at the rate of 33% per year and are generally exercisable over a ten-year period.

The 1995 Director Plan was terminated effective December 31, 1996. At the same time, the 1996 Director Plan was declared void and replaced by the 1997 Director Plan (See Note 15A). Under the

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

(16) Stock Options and Warrants (Continued)

1997 Directors Plan, only NQSOs can be granted. The 1995 Consultants Plan was amended, effective April 29, 1997 to make additional shares available for grant under that plan. Under this Plan, either stock or NQSOs can be granted to eligible consultants and advisors.

The Company has reserved 800,000 shares of the Common Stock for issuance of awards under the 1997 Stock Plan, 300,000 shares of Common Stock under the Director Plan and 250,000 shares of Common Stock under the Consultants Plan (subject to anti-dilution and similar adjustments).

The 1997 Stock Plan, 1997 Director Plan and the 1995 Consultants Plan (as amended) are administered by a committee (the "Committee"), established by the Company's Board of Directors. Subject to the provisions of the 1997 Stock Plan and the 1995 Consultants Plan (as amended), the Committee determines the type of award, when and to whom awards will be granted, and the number of shares covered by each award, the terms, provisions and kind of consideration payable (if any), with respect to awards. The Committee has sole discretionary authority to interpret each of the Plans and to adopt rules and regulations related thereto. Under the 1997 Director Plan, any nonemployee member of the the Board of Directors is automatically granted a NQSO for 5,000 shares on the first business day of January, April, July and October of each year.

An option may be granted under the 1997 Stock Plan and the 1995 Consultants Plan (as amended) on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, options will be granted under the Stock Plan with an exercise price equal to the "Fair Market Value" (as defined in the Plan) on the date of grant. The exercise price for options granted under the Consultants Plan may not be less than 60% "Fair Market Value" (as defined in the Plan) on the date of grant. In the case of ISOs granted under the Stock Plan, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to "Ten Percent Stockholders" (as defined in the Stock Plan). The Committee may provide for the payment resulting from the exercise of the option in cash, by delivery of other common stock having fair market value equal to such option price or by a combination thereof.

An option granted under the 1997 Stock Plan or the 1995 Consultants Plan (as amended) shall be exercisable at such time or times as the Committee, in its discretion, shall determine, except that no stock option shall be exercisable after the expiration of ten years (five years in the case of an incentive stock option granted to a "Ten Percent Employee", as defined in the Stock Plan) from the date of the grant. The Stock Plan contains special rules governing the time of exercise in the case of death, disability or other termination of employment and also provides for acceleration of the exercisability of options upon certain events involving a change in control of the Company. Options granted under the 1997 Director Plan are exercisable one year after the grant is made for a period of nine years. The Director Plan also contains special exercise rules in the event of death or other termination.

The Company's Board of Directors may at any time and from time to time suspend, amend, modify or terminate the Plans. However, to the extent required by the Securities Exchange Act of 1934 or other applicable law, no such amendment shall be effective unless approved by the holders of a majority of the issued and outstanding securities of the Company entitled to vote. In addition, no such change may adversely affect any option previously granted, except with the written consent of the optionee or be made to extent inconsistent with the Securities laws or other applicable law.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

(16) Stock Options and Warrants  (Continued)

Information pertaining to options as of December 28, 1997 and for the year then ended is as follows:

                                                                                                       Remaining
                                                                                                      Contractual
                                                                                    Exercisable          Life
                                                    Common       Exercise Prices       Stock          of Options
                                                    Shares          Per Share         Options         Outstanding
Options Outstanding - January 1, 1996                    40,000     $5.94               40,000         8.5 years
Options Granted                                          65,000   0.63-1.25                 --      9.25-9.5 years
                                                    -----------   ---------      -------------     ---------------
Options Outstanding - January 1, 1997                   105,000   0.63-5.94             40,000      8.25-8.5 years
Options Granted                                         514,000     .50-2.25            96,333         9.5 years
Options Exercised                                        (7,000)      .50                   --                --
Options Canceled                                       (135,000)        --                  --                --
                                                    -----------   ---------      -------------     ----------------
Options Outstanding - December 31, 1997                 477,000   $.50-5.94            141,333     8.25 - 9.5 years
                                                    ===========   =========      =============     ================

At the 1997 grant dates, the weighted average fair value of the above options was $.80. No compensation cost was recognized in income. The weighted average exercise price for options outstanding at December 28, 1997 was $0.893 per share.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                                      For the Fifty-Two Weeks Ended
                                                                 December 28,              December 29,
                                                                    1 9 9 7                  1 9 9 6
                                                                    -------                  -------
Net (Loss) Income:
   As Reported                                                  $    2,346,084           $      (139,808)
                                                                ==============           ================

   Pro Forma                                                    $    2,326,001           $      (183,008)
                                                                ==============           ================

(Loss) Earnings Per Share:
   As Reported                                                  $          .34           $          (.02)
                                                                ==============           ================

   Pro Forma                                                    $          .34           $          (.03)
                                                                ==============           ================

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

          Risk-Free             Expected              Expected                 Expected
        Interest Rate             Life               Volatility                Dividends
1997        6.63%                5 Years               139.4%                     --
1996        6.63%               10 Years               81.99%                     --

(B) Common Stock Purchase Warrants - As of December 28, 1997, there were 1,077,324 Class B warrants outstanding, which were issued on December 30, 1994 as part of a public offering. Holders of each Class B warrant are entitled to purchase one share of common stock at $10.00 per share until December 9, 1999. No warrants were exercised during the fifty-two week periods ended December 28, 1997 or December 29, 1996.

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15


(16) Stock Options and Warrants  (Continued)

In connection with the public offering, the Company granted 107,732 unit options to Patterson Travis, Inc., the Company's Underwriter, as part of the Underwriting Agreement dated September 9, 1994. The exercisable price of these options is $8.25 per unit.

(17) Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 28, 1997:

                                                               United
                                            United States      Kingdom         Eliminations      Consolidated
Revenue                                   $      441,804   $    28,360,981  $       (441,804) $    28,360,981
Income Before Taxes                       $    1,013,178   $     1,732,299  $        441,804  $     3,187,281
Net Income                                $      537,443   $     1,095,339  $             --  $     1,632,782
Assets                                    $    5,885,188   $    11,179,130  $     (1,037,070) $    16,027,248
Liabilities                               $      437,863   $     6,691,379  $     (1,132,724) $     5,996,518
Company's Investment in
Foreign Subsidiaries                      $    1,683,863   $            --  $     (1,683,863) $            --

For the fifty-two weeks ended December 29, 1996:

                                                               United
                                            United States      Kingdom         Eliminations      Consolidated
Revenue                                   $      500,534   $    21,897,463  $       (527,064) $    22,769,695
Operating Profit (Loss)                   $     (815,207)  $     1,097,806  $             --  $       282,599
(Loss) from Discontinued
Operations                                $           --   $      (441,938) $             --  $      (441,938)
Net (Loss) Income                         $     (610,457)  $       445,292  $             --  $      (123,222)
Assets                                    $   12,233,157   $    10,817,767  $     (9,807,906) $    12,507,018
Liabilities                               $    2,086,404   $     6,815,156  $     (2,565,761) $     6,335,799
Company's Investment in
   Foreign Subsidiaries                   $    1,981,016   $            --  $     (1,981,016) $            --

(18) Commitments and Contingencies

(A) Master Franchise Agreement - The relationship between the Company and Domino's Pizza International, Inc.("DPII") is governed principally by the MFA. The MFA requires that during the 10-year period ending December 2006, the Company shall open and operate a minimum number of Domino's pizza stores in accordance with a yearly schedule. If the Company does not meet the development schedule, Domino's may terminate the Company's exclusive right to operate and franchise additional Domino's Stores in the Territory. The Company was obligated for the year ended December 28, 1997 to have a total of 146 delivery stores opened. As of that date, the Company had 154 stores opened of which 148 were delivery stores, including 11 that were Company owned.

If the Company is in compliance with the MFA at the expiration of the initial term, the Company will have the option to extend its exclusive development rights for an additional 10-year period, provided the Company and DPII agree to a minimum development schedule for the renewal term. There can be no assurance that the Company will be successful in opening the number of Domino's Stores required. If after expiration of the initial term (or any renewal term), the Company fails to exercise its option to renew its exclusive development rights, or the parties are unable to agree to a minimum development

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16


(18) Commitments and Contingencies (Continued)

schedule for the renewal term, then the Company would continue to have the right to operate its then existing Company-owned Domino's Stores and to maintain and continue its rights and obligations, and act as subfranchisor, with respect to all then existing franchised Domino's Stores. The Company would generally have no further right to operate or grant franchises for additional Domino's Stores and DPII would have the right to proceed (or the right to grant a third party the right to proceed) with further development of the Territory, subject to territorial rights granted under then-existing franchise agreements.

The Company is required to pay DPII a one-time store opening fee for each new Domino's Store, whether Company-owned or franchised. The Company expects to pass this cost through to the franchisees in the case of franchised stores. In addition, the Company must pay to Domino's a monthly royalty fee equal to a certain percentage of each Domino's Store's gross sales. This royalty fee is payable to Domino's irrespective of the profitability of the Company or the Domino's Store, and irrespective of the Company's ability to collect royalties from franchisees. The Company's payments to DPII are to be made in United States dollars.

Under certain circumstances of default by the Company under the MFA, DPII has the right to terminate the MFA. If the MFA is terminated, the Company would be subject to a one-year non- competition covenant in the delivery, carryout or sit-down pizza business and DPII would have the right (but not the obligation) to purchase, at the then-current fair market value, all of the Company's rights and interests as the subfranchisor of Domino's Stores and all of the assets of each Domino's Store owned by the Company. The fair market value would be determined by mutual agreement of the Company and DPII, or in the absence of such agreement by an appraiser. Under certain circumstances of default by DPII under the MFA, the Company has the right to terminate the agreement and continue as an independent pizza operation, including the operation of the fresh pizza dough production facility and wholesale business (the "Commissary").

DPII and IFS entered into a Stock Purchase Agreement as of May 26, 1997, ("SPA") whereby IFS agreed to sell to DPII 300,000 shares of its common stock in consideration for royalty concessions under the Master Agreement. The SPA provides that DPII may not sell, transfer or otherwise dispose of its shares before May 26, 2001 and any transferee receiving stock in violation of this prohibition will have no rights with respect to the shares. The SPA further provides for put and call options on the common shares at an agreed upon base purchase price of $1,200,000 adjusted to reflect changes in the common stock, such as, stock splits and dividends.

The Master Agreement cannot be assigned by IFS without DPII's consent. In addition, the agreement prohibits Domino's Pizza Group Limited, a majority-owned subsidiary of IFS, ("DP Group") and Colin and Gail Halpern (as indirect controlling shareholders of DP Group) from transferring control of IFS without DPII's prior written consent. For the term of the Master Franchise Agreement, DP Group and Colin and Gail Halpern are restricted from having an interest in, being employed by, advising or assisting another business in the pizza or pizza store business in the Territory.

(B) Employment Agreement - In August 1994, the Company entered into an employment agreement with its then President and now Chairman of the Board for a salary of $96,000 per year. The initial term of the agreement expired on January 31, 1996. The salary was adjusted at the discretion of the Board of Director's Compensation Committee to $180,000 per year.

(C) Consulting Agreements - In May, June and October 1995, the Company entered into three consulting agreements with terms of 4, 5 and 5 years respectively, issuing 950,000 shares of common stock as compensation for these agreements (See
Note 17C). Consulting expense of $943,750 was to

CRESCENT CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17

be amortized over the terms of these agreements. The Company was also responsible for out-of-pocket expenses incurred and a monthly advisory fee. During the years ended December 28, 1997 and December 29, 1996, the Company recognized $0 and $51,563, respectively, of consulting expense related to these agreements. These consulting agreements were assigned to Woodland in the form of an interest bearing note at the net book value of $776,145 on April 1, 1996 (See
Note 11).

(D) Pizzazz Lease Commitment - In connection with the Pizzazz restaurant, the Company had entered into a 15-year operating lease, expiring December 24, 2010 (See Note 7).

(19) New Authoritative Accounting Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997. Earlier application is not allowed.

The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1998 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" both clarify existing reporting requirements and in certain cases expand the disclosure. Neither is expected to have a material impact on the Company.

(20) Subsequent Events

On March 11, 1998, the Company received an offer from IFS Acquisition Corporation, an affiliate of Crescent Capital, Inc., the Company's largest shareholder, to participate in a merger which would result in all of the shareholders other than Crescent Capital, Inc. receiving $2.80 per share for each share of the Company's stock. The Board of Directors named a Special Committee of directors, comprised of Bernard Goldman and David Coffer, to consider the offer. The Special Committee hired legal and financial advisors and is considering the offer. On April 17, 1998, the Special Committee announced that an agreement had been reached on the financial terms of the merger and that the public shareholders would receive $3.60 per share if the transaction is completed. The proposed merger is subject to, among other things (i) execution of a definitive merger agreement containing customary representations, warranties, covenants and conditions (including a financial condition), and (ii) compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed merger will be consummated.


                            .......................