Form 10QSB
period 1998-03-31
CRESCENT CAPITAL INC / DE
filed 1998-05-22
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the period ended March 31, 1998             Commission File Number 33-39759
                     --------------                                    --------

                             CRESCENT CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                         13-3645694
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                                     20817
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:         (301) 530-1708


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X__                       No  _____


As of April 30, 1998, 2,545,800 shares of common stock par value, $0.001 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended March 31, 1998

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed Consolidated Balance Sheets as of March 31, 1998 and
    December 31, 1997 [Unaudited]                                          3 - 4

  Condensed Consolidated Statements of Operations for the three
    months ending March 31, 1998 and March 31, 1997 [Unaudited]                5

  Condensed Consolidated Statement of Stockholders' Equity for
    the year ended December 30, 1997 and the three months ended
    March 31, 1998 [Unaudited]                                                 6

  Condensed Consolidated Statements of Cash Flows for the three
    months ended March 31, 1998 [Unaudited]                                    7

  Notes to Condensed Consolidated Financial Statements                         8

  Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9 - 13


Part II:  OTHER INFORMATION 14

SIGNATURES                                                                   15

                               o o o o o o o o o o

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                             March 31, 1998    December 31, 1997
                                              [Unaudited]
ASSETS:
Current Assets:
  Cash                                         $ 1,399,089        $ 2,575,876
  Trade Accounts Receivable - Net                2,003,817          2,050,094
  Franchisee Loans                                 611,570            707,009
  Other Receivables                              1,295,965            611,690
  Inventories                                      947,609          1,015,651
  Prepaid Expenses and Accrued Income              326,114            306,716
  Officer Loan Receivable                          163,573            148,573
  Due from Related Parties [D]                   2,189,247          1,687,762
                                               -----------        -----------

  Total Current Assets                           8,936,984          9,103,371
                                               -----------        -----------


Property and Equipment - Net                     6,138,303          5,435,818
                                               -----------        -----------

Other Assets:
  Deposits                                         328,461            308,318
  Deferred Opening Corst                           100,000            100,000
  Intangible Assets - Net                        1,063,546          1,079,741
  Net Assets of Discontinued Operations                 --                 --

                                               -----------        -----------

Total Other Assets                               1,492,007          1,488,059
                                               -----------        -----------


Total Assets                                   $16,567,294        $16,027,248
                                               -----------        -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF MARCH 31, 1998 AND  DECEMBER  31,
1997.
--------------------------------------------------------------------------------

                                                             March 31, 1998     December 31, 1997
                                                               [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                         3,558,575         $  2,691,247
  Accrued Expenses and Other Payables                            1,665,759            1,920,684
  Taxes Payable                                                  1,004,954            1,042,354
  Obligations Under Capital Leases                                 111,604              111,604
  Current Portion of Long Term Debt                                181,405              200,629
                                                              ------------         ------------

  Total Current Liabilities                                      6,522,297            5,966,518
                                                              ------------         ------------

Long-Term Liabilities                                            1,421,091            1,515,252
                                                              ------------         ------------
Minority Interest                                                3,466,429            3,415,973
                                                              ------------         ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock,
        1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                      --                   --

  $.001 Par Value, Class A Common Stock,
        5,000,000 Shares Authorized and
        545,800 Shares Issued and Outstanding                          546                  546
  $.001 Par Value, Convertible Class B
         Common Stock - 2,000,000 Shares
         Authorized, Issued and Outstanding                          2,000                2,000

  Additional Paid-in-Capital                                     6,209,214            6,209,214

  Retained Earnings                                              1,434,168            1,177,971

  Cumulative Foreign Currency                                      289,969              288,194
       Translation Adjustment

  Note Receivable for Stock Including Accrued Interest          (2,002,275)          (1,972,275)
  Treasury Stock                                                  (776,145)            (776,145)
                                                              ------------         ------------

  Total Stockholders' Equity                                     5,157,477            5,129,505
                                                              ------------         ------------

  Total Liabilities and Stockholders' Equity                  $ 16,567,294         $ 16,027,268
                                                              ------------         ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                      For the Three Months
                                                              January 1, 1998       January 1,
                                                                to March 31,      1997 to March
                                                                    1998            31, 1997
Revenue:
  Sales by Company Owned Stores                                $   981,027        $   908,725
  Commissary Sales                                               4,696,409          3,919,040
  Franchise Fees                                                   122,655            133,277
  Rental Income                                                    569,011            491,351
  Royalty Sales                                                  1,060,352            886,774
  Computer Sales                                                   206,338            278,523
  Other Operating Income                                            83,603             76,709
                                                               -----------        -----------

  Total Revenue                                                $ 7,719,397          6,694,399
                                                               -----------        -----------
Cost of Sales
  Company Owned Stores                                             370,614            562,357
  Food and Packaging                                             4,211,932          3,389,404
  Other Operating Expenses                                         983,332          1,010,931
                                                               -----------        -----------

  Total Cost of Sales                                          $ 5,565,878          4,962,692
                                                               -----------        -----------


  Gross Margin                                                 $ 2,153,519          1,731,707
                                                               -----------        -----------
Administrative Expenses                                          1,804,532          1,403,011
Depreciation and Amortization                                      219,402            185,621
                                                               -----------        -----------
Operating (Loss)/Income                                            129,585            143,075
Interest Income                                                    101,783             85,002
Interest Expense                                                        --            (30,073)
                                                               -----------        -----------
(Loss)/Income Before Income Taxes and Minority Interest            231,368            198,004

Income Taxes                                                       124,715             48,156

Minority Interest in Net Income of Subsidiary                       50,456             24,448
Income from Continuing Operations                                   56,197            125,400
(Loss) From Discontinued Operations                                     --            (68,355)
                                                               -----------        -----------
Net (Loss)/Income                                                   56,197             57,045
Earnings Per Share:
From Continuing Operations                                     $      0.02        $      0.05
From Discontinued Operations                                            --              (0.03)
                                                               -----------        -----------
                                                               $      0.02        $      0.02
                                                               -----------        -----------
Weighted Average Number of Shares Outstanding                    2,545,800          2,545,800
                                                               -----------        -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                               Stock of the
                                          Common Stock       Additional              Currency     Parent       Note        Total
                                            Number of         Paid-in      Retained Translation   Held by   Receivable Stockholders'
                                         Shares     Amount    Capital      Earnings Adjustments a Subsidiary For Stock    Equity


Balance - December 31, 1996             2,545,800  $ 2,546   $6,209,214   $  322,246  $250,400  $(776,145) $(1,852,275)  $4,155,986
                                        =========  =======   ==========   ==========  ========   =========  ===========  ==========

Minority Interest Adjustment                   --       --           --     (577,057)       --          --           --    (577,057)

Net Profit for the Year Ended
  December 31, 1997                            --       --           --    1,632,782        --          --           --   1,632,782

Accrued Interest on Note                       --       --           --           --        --          --     (120,000)   (120,000)

Foreign Currency Translation Adjustment        --       --           --           --    37,794          --           --      37,794
                                        ---------  -------   ----------   ----------  --------   ---------  -----------  ----------

Balance - December 31, 1997             2,545,800  $ 2,546   $6,209,214   $1,377,971  $288,194   $(776,145) $(1,972,275) $5,129,505
                                        =========  =======   ==========   ==========  ========   =========  ===========  ==========

Net Profit for Quarter Ended
  March 31, 1998                               --       --           --       56,197        --          --           --      56,197

Accrued Interest on Note                       --       --           --           --        --          --      (30,000)    (30,000)

Foreign Currency Translation Adjustment        --       --           --           --     1,775          --           --       1,775
                                        =========  =======   ==========   ==========  ========   =========  ===========  ==========

Balance - March 31, 1998                2,545,800  $ 2,546   $6,209,214   $1,434,168  $289,969   $(776,145) $(2,002,275) $5,157,477
                                        =========  =======   ==========   ==========  ========== =========  ===========  ==========

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                     For the Three Months
                                                                            January 1, 1998 to   January 1, 1997 to
                                                                               March 31, 1998      March 31, 1997

Net Cash - Operating Activities                                                 $   350,674         $    67,662
                                                                                -----------         -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                          (1,091,485)           (344,927)
  Proceeds on Disposal of Property and Equipment                                    178,526              44,585
  Repayment of Loan to Officer                                                           --                  --
  Loan to Related Party                                                            (501,486)            128,099
                                                                                -----------         -----------
  Net Cash - Investing Activities                                                (1,414,445            (172,243)
                                                                                -----------         -----------

Financing Activities:
  Capital Repayments Made                                                            54,617             (40,594)
  Payment of Debt                                                                  (168,002)            (79,049)
  Proceeds from Sale of Common Stock                                                     --
                                                                                -----------         -----------
Net Cash - Financing Activities                                                    (113,385)           (119,643)
                                                                                -----------         -----------

Effect of Exchange Rate Changes on Cash                                                 369             (18,307)

Net [Decrease] in Cash and Cash Equivalents                                      (1,176,787)           (242,531)

Cash and Cash Equivalents - Beginning of Periods                                  2,575,876             657,880

                                                                                -----------         -----------
Cash and Cash Equivalents - End of Periods                                        1,399,089             415,349
                                                                                -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                        --             (23,905)
    Taxes Paid                                                                           --                  --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Exchange of Treasury Stock and Assignment of Consulting Agreements                     --                  --
  Fixed Assets acquired under Capital Leases                                             --              29,889

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

(A)  Significant Accounting Policies

     Significant accounting policies of Crescent Capital, Inc. are set forth in the Company's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Crescent Capital's strategic objective is to invest in business ventures which will maximize the return to the shareholders. Currently, Crescent Capital, Inc.'s only operations are the 67% ownership of International Franchise Systems, Inc. Crescent Capital, Inc. and International Franchise Systems, Inc. [including its wholly owned subsidiaries] are collectively referred to as "the Company."



(B)  Basis of Reporting

     The balance sheets as of March 31, 1998, the statements of operations for the period January 1, 1998 to March 31, 1998, and for the period January 1, 1997 to March 31, 1997, the statement of stockholders' equity for the period January 1, 1998 to March 31, 1998 and the statements of cash flows for the period January 1, 1998 to March 31, 1998 and for the period January 1, 1997 to March 31, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1997.

     Certain reclassifications may have been made to the 1997 financial statements to conform to classification used in 1998.



(C)  Assignment Of Consulting Agreements

     The three consulting agreements entered into by International Franchise Systems, Inc. ("IFS") were assigned to Woodland Limited Partnership at their net book value on April 1, 1996. IFS received shares of Crescent Capital, Inc. in return for consideration. The shares are reflected as "Treasury Stock" in the shareholders equity section of the Company's balance sheet.



(D)  Due From Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At March 31, 1998, $2,189,247 was due from Woodland for funds advanced by the Company and its subsidiaries. These funds are to be repaid on a short term basis and are interest bearing.

(E)  Related Party Transactions

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


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income before taxes and minority interest for the thirteen week period was higher than the same period of the previous year due to more stores open, an increase in average weekly sales, and improved commissary efficiencies ($231,368 in 1998 versus $198,004 in 1997). During the three month period ended March 31, 1998, the Company opened 5 delivery units which brings the total to 159 units operating in the United Kingdom and Ireland. Domino units opened include 153 delivery units, (12 that are Company owned) and 6 units that are "call and collect".

In a move to strengthen IFS's investment value and future growth potential, in June 1997, the Company sold a 15% interest in its Domino's subsidiary for $3.125 million. After expenses and taxes, the Company realized a net profit of $2.0 million from the sale. The Company is using the proceeds from the sale to help finance a new commissary and administrative center to support continuing rapid growth of Domino's in the UK. In connection with the sale, the purchaser has an option to acquire an additional 5% interest in the company's Domino's subsidiary.

In December 1997, the Company sold the last two Haagen Dazs units. The first quarter 1997 trading loss is shown as discontinued operations in the 1997 first quarter financial statements.

The Company opened a sit down restaurant, Pizzazz, in December 1995, to further increase awareness of the Domino's brand. The restaurant was closed in June 1996 after the Company determined that the success of the concept would require too much management attention to be redirected from the Company's primary business. Accordingly, the Company reported the losses from Pizzazz as a loss from discontinued operations in the 1997 first quarter financial statements. The Company subleased the property commencing April 1997.

Results of Operations

                                                           For the Three Month Period Ended
Income Statement Data                                       March 31, 1997   March 31, 1997
Revenues:                                                         (%)            (%)

Sales by Company Owned Stores                                      12.7         13.6
Commissary Sales                                                   60.8         58.5
Franchise Fees                                                      1.6          2.0
Rental Income                                                       7.4          7.3
Royalty Sales                                                      13.7         13.3
Computer Sales                                                      2.7          4.2
All Other Revenues                                                  1.1          1.1
                                                                -------      -------
Total Revenues                                                    100.0        100.0

Cost of Sales:
Company Owned Stores and Delivery Expenses(1)
                                                                   64.7         61.9
Commissary Sales (1)                                               89.7         86.5
Other Cost of Sales (1)                                            48.2         54.2
                                                                -------      -------
Total Cost of Sales (2)                                            73.3         74.1

Gross Margin                                                       24.5         25.9

Administrative (2)                                                 19.6         21.0
Amortization/Depreciation (2)                                       2.8          2.8
Gain On Fixed Assets (2)                                             --           --
                                                                -------      -------
Operating Income (2)                                                2.1          2.1
Other Income (2)                                                    1.1          0.8
                                                                -------      -------
Continuing Operations Before Minority Interest and Taxes (2)        3.2          2.9
Discontinued Operations - (Loss) (2)                                 --         (1.0)

Notes:
(1)   as a percentage of respective revenue
(2)   as a percentage of total revenue


Comparison of the Thirteen Week Periods January 1, 1998 to March 31, 1998 and January 1, 1997 to March 31, 1997.

Revenue

Total revenue for the three month week period ended March 31, 1998 was $7.7 million, an increase of 15% against the same period of 1997. The main constituents of this increase arose from royalty income which increased by approximately $0.2 million, and commissary sales which increased by $0.8 million.

For the period ended March 31, 1998, system wide sales totalled $20.1 million versus $16.1 million in the first quarter of 1997. This represents a 20% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at Company owned stores increased by approximately $70,000 for the period ended March 31, 1998 as compared to the period ended March 30, 1997. The increase was attributed to more open corporate units (12 versus 11) and better sales performance at its flagship store in Milton Keynes.

Cost and Expenses

The Company experienced an increase in cost of sales against the same three month period in 1997 from approximately $4.9 million to $5.6, an increase of 12%. The cost of sales as a percentage of commissary sales was higher to the same period of the previous year (89.7% vs 86.5%) primarily because of higher distribution costs and lower margin on cheese. The cost of sales as a percentage of Company owned store sales increased from 61.9% in the same period in 1997 to 64.7% in 1998. This is the result of new stores and under-performing stores acquired in the first quarter of 1998.

Income

Operating income of $129,585 was achieved in the period against operating income of $143,075 in the comparable period in 1997. This decrease in profitability resulted from an increase in operating and administrative expense that offset the improved gross margin results.

Liquidity and Capital Resources

At March 31, 1998, the Company's working capital of $2.4 million compared to $2.0 million at March 31, 1997, and $3.1 million at December 31, 1997. The Company's trade receivable has decreased by $216,000 from the same period of the prior year as the Company improved its credit collection controls. The Company's receivable from related parties increased by $501,485 and inventories and other receivables have increased by $616,233. Total current liabilities have increased by $0.5 million from the same period of the previous year. The principle increase in current liabilities is related almost entirely to the accrual for expenses and taxes related to the income earned in the UK.

The Company anticipates it will spend $500,000 to open additional corporate stores and acquire additional commissary equipment in 1998. The Company is not obligated to open any additional Company owned stores through the end of 1998 under the Master Franchise Agreement.

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

The Company does not anticipate that the loan to Crescent Capital will be repaid before September 1998.

If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

Exchange Rate

The weighted exchange rate for the three month period ended March 31, 1998 ($1.6354 per British pound sterling) was approximately 1% lower than the exchange rate during the comparable period in 1997 ($1.645 per British pound sterling).

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

               May 20, 1998 Change in Auditors

SIGNATURES
--------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CRESCENT CAPITAL, INC.


Date:  May 20, 1998                           By: /s/ Colin Halpern
                                                  ------------------------------
                                                  Colin Halpern, President