Form 10KSB/A
period 1997-12-28
CRESCENT CAPITAL INC / DE
filed 1998-07-10
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A No. 1

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

             As of April 1, 1998, there were 545,800 shares outstanding of the Issuer's Common Stock.

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
                                     PART I

1.       Description of Business............................................ 4
2.       Description of Properties..........................................13
3.       Legal Proceedings..................................................13
4.       Submission of Matters to a Vote of
         Security Holders...................................................14

                                     PART II

5.       Market for the Issuer's Common
         Equity and Related Stockholder
         Matters............................................................15
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations......................................................17
7.       Financial Statements and Supplementary
         Data...............................................................21
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.........................................................21

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons
         Compliance with Section 16a of the Exchange Act....................23
10.      Executive Compensation.............................................24
11.      Security Ownership of Certain Beneficial
         Owners and Management..............................................26
12.      Certain Relationships and Related
         Transactions.......................................................27
13.      Exhibits and Reports on Form 8-K...................................28
         Signatures.........................................................30

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

Results of Operations

The Company realized net income of $1,632,782 for the year ended December 31, 1997 primarily due to the nonrecurring income from the sale of DP Group shares to Nigel Wray ($2,163,038), increased systemwide sales of 35% which resulted in higher royalty and commissary income, and the opening of 27 new units. Minority interest share of the income was $735,538. This compared to a net loss of $123,222 for the same period last year. Gross margins increased from the prior year by $2,123,616. Income from continuing operations, excluding the non-recurring income and the adjustment for minority interest was $549,881 in 1997 as compared to $488,672 in 1996 or an increase of 13%.

The following tables set forth the percentage relationships to total revenue, unless otherwise indicated, of certain income statement data and certain restaurant data for the years 1997 and 1996.

                                                         December 28, 1997       December 29, 1996
INCOME STATEMENT DATA
Revenues:
Company Owned Stores                                            11.6%                      15.6%
Franchise Royalties                                             14.0%                      13.9%
Franchise Fees                                                   1.8%                       2.4%
Commissary Sales                                                59.7%                      57.6%
Property Rentals                                                 7.9%                       6.4%
Other Income                                                     5.0%                       4.1%
                                                              -------                   --------
Total Revenues                                                 100.0%                     100.0%

Costs and Expenses:
Company Owned Stores(1)                                         94.6%                      92.1%
Commissary Expenses(1)                                          86.5%                      90.0%
Franchise Support, G&A(2)                                       18.5%                      15.5%
Depreciation/Amortization(2)                                     2.7%                       3.3%
                                                              --------                  --------
Total Costs and Expenses                                        97.4%                      97.9%

Operating Income                                                 2.6%                       2.1%
Other Income(2)                                                  8.6%                       0.3%
                                                              -------                    -------
Income from Continuing Operations                               11.2%                       2.4%
                                                              =======                    =======

Notes:
(1)     As a percentage of respective revenues
(2)     As a percentage of total revenues

RESTAURANT DATA
Percentage Increase in Comparable
Restaurant Sales                                                  11%                        14%
Average Annual Sales for Company Owned
Stores Open for Full Year                                    $820,000                   $655,000

Number of Company Owned Stores:
Beginning of Year                                                  11                         10
Opened                                                              -                          2
Acquired                                                            2                          2
Sold                                                               (2)                        (3)
                                                              -------                    -------
End of Year                                                        11                         11

Number of Franchised Stores:
Beginning of Year                                                 116                         93
Opened                                                             27                         22
Acquired from Company                                               2                          3
Sold to Company                                                    (2)                        (2)
                                                              -------                    -------
End of Year                                                       143                        116
                                                              -------                    -------
Total Stores End of Year                                          154                        127
                                                              =======                    =======

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Moore Stephens, P.C. was previously the principal accountants for Crescent Capital, Inc. On May 19, 1998, that firms appointment as principal accountants was terminated. The decision to terminate was approved by the board of directors. On May 19, 1998, the Company appointed Wayne P. Hickey, CPA to replace Moore Stephens, P.C. as Independent auditor for the Company for fiscal year ended December 31, 1997. The decision to appoint Mr. Hickey was approved by the board of directors. In connection with the audits of the two fiscal years ended December 31, 1996, and the subsequent interim period through December 10, 1997, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject of the disagreement.

The audit reports of Moore Stephens, P.C. on the consolidated financial statements of Crescent Capital, Inc. and subsidiaries as of and for the years ended December 29, 1996 and December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, not were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Director and Executive Officer, his age, his principal occupation during the past five years or more, and directorships of each in public companies in addition to the Company, are as follows:

Colin Halpern, age 60, has served as President, Secretary, Treasurer and Director of the Company since January 1991. He also currently serves as Chairman of the Board of International Franchise Systems, Inc, Director of Celebrated Group Plc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern serves as President and Chairman of the Board for Red Hot Concepts, a public holding company that operates Chili's restaurants in the United Kingdom. He also served as President from June 1994 to August 1996, and is serving again as President since May 1997. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company which, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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


Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended December 31, 1997 to the Chief Executive Officer.

                                                                Long-Term Compensation
                      Annual Compensation(1)         Awards
                                    Other   Restricted   Securities
Name and               Salary      Annual      Stock     Underlying     All           Other
Principal           Compensation    Bonus   Compensation  Award(s)    Options     Compensation
Position      Year        ($)        ($)        ($)         ($)         (#)            ($)
Colin Halpern 1997       48,000       0          0           0           0              0
President     1996       48,000       0          0           0           0              0
              1995       14,000       0          0           0           0              0

(1) Excludes certain perquisites and other amounts, which, for any executive officer did not exceed, in the aggregate the lesser of $50,000 or 10% of the total annual salary and bonus for such executive officer.

Stock Option Grants

No Stock Options or Stock Appreciation Rights were granted by the Company during fiscal year 1997. The Company `s Chief Executive Officer did not hold any stock options or stock appreciation rights as of December 31, 1997.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of April 1, 1998 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On April 1, 1998, there were 545,800 shares of the Company's Class A Common Stock and 2,000,000 shares of the Company's Class B Common Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                   Amount and Nature of                      Percentage of
  Beneficial Owner                     Beneficial Ownership                          Class
                                         Class A   Class B                      Class A   Class B
Woodland Limited Partnership(1)          332,860   2,000,000                    60.99%      100%
1200 18th Street, NW
Washington, DC  20036

Colin Halpern(1)                              0          0                         0          0

All directors and officers
as a group (1 person)                         0          0                         0          0

(1) Woodland Limited Partnership, a limited partnership, of which Woodland Group Corporation is the General Partner, owns substantially all of the Company's issued and outstanding shares of Common Stock. Woodland Group is owned one-third by Mrs. Gail Halpern. Gail Halpern is the wife of Colin Halpern. Jay Halpern and Nancy Gillon are the children of Gail and Colin Halpern. By reason of their ownership of the outstanding stock of Woodland Group Corporation, Mr. Halerpn, Ms. Gillon and Mrs. Halpern may be deemed to have a beneficial interest in the shares of the Company owned by Woodland Limited Partnership. Messrs. Halpern, Ms. Gillon and Mrs. Halpern disclaim beneficial ownership of such securities.

Item 12. Certain Relationships and Related Transactions

The Company has entered into several transactions with affiliates. The Company believes that the terms of the transactions with affiliates are on terms at least as favorable as could have been obtained from unaffiliated third parties. The Company will require that in the future, transactions with affiliates will continue to be made on terms the Company believes are at least as favorable as those obtainable from unaffiliated third parties.

Woodland Limited Partnership

Woodland Limited Partnership ("Woodland") is a partnership controlled by members of Mr. Colin Halpern's family. Woodland owns approximately 92% of the outstanding voting stock of Crescent Capital, Inc. ("Crescent"), the holder of approximately 67% of the voting stock of the Company. Mr. Colin Halpern is the President and sole director of Crescent. Through its ownership of the stock of Crescent, Woodland is able to control the election of directors and any other matter submitted for shareholder approval.

Advances to Colin Halpern

The Company has advanced funds from time to time to Mr. Colin Halpern. At December 28, 1997, the total amount due to the Company from Mr. Colin Halpern was $148,573 reflecting an increase of $23,557 from December 31, 1996.


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


                                     CRESCENT CAPITAL, INC.



                                     By:/s/ Colin Halpern
                                         Colin Halpern, President


                                     Date:  July 8, 1998


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/Colin Halpern                     President,                  July 8, 1998
Colin Halpern                        Chairman of the Board

CRESCENT CAPITAL, INC.
INDEX

Independent Auditor's Report..................................       F-2.....F-3

Consolidated Balance Sheet as of December 31, 1997............       F-4.....F-5

Consolidated Statements of Operations for the years ended December 31,
1997 and 1996.................................................       F-6.....

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997 and 1996 ...................................       F-7.....

Consolidated Statements of Cash Flows for the years ended December 31,
1997 and 1996 ................................................       F-8.....F-9

Notes to Consolidated Financial Statements....................      F-10....F-26

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Crescent Capital, Inc.


                  I have audited the consolidated balance sheet of Crescent Capital, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

                  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

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
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AS OF DECEMBER 31, 1997 and DECEMBER 31, 1996.

                                                                                                   Years ended
                                                                                                   December 31,
                                                                                          1 9 9 7             1 9 9 6
Revenues:
   Sales by Company-Owned Stores                                                      $     3,297,210     $     3,319,001
   Commissary Sales                                                                        16,943,678          12,241,320
   Royalty Sales                                                                            3,960,780           2,941,971
   Rental Income                                                                            2,227,129           1,364,434
   Franchise Fees                                                                             506,974             516,780
   Computer Sales                                                                           1,375,494             828,828
   Management Fees from Related Party/Other Income                                             49,716              25,000
                                                                                      ---------------     ---------------

   Total Revenues                                                                          28,360,981          21,237,334
                                                                                      ---------------     ---------------

Cost of Revenues:
   Company-Owned Stores                                                                     2,116,317           2,067,747
   Food, Packaging and Distribution                                                        14,649,036          10,796,422
   Other Operating Expenses                                                                 4,000,654           2,901,077
                                                                                      ---------------     ---------------

   Total Cost of Revenues                                                                  20,766,007          15,764,976
                                                                                      ---------------     ---------------

   Gross Margin                                                                             7,594,974           5,472,358

General and Administrative Expenses                                                         6,029,120           4,474,062
Loss on Sale of Fixed Assets                                                                   67,078                  --

Depreciation and Amortization                                                                 755,916             693,201
                                                                                      ---------------     ---------------

   Operating Income                                                                           742,860             305,095
                                                                                      ---------------     ---------------

Other Income [Expense]:
   Interest Income from Related Party                                                         247,925             233,014
   Interest Income                                                                            142,435              69,017
   Interest Expense                                                                          (108,977)           (118,454)
   Sale of Investment in Subsidiary                                                         2,163,038                  --
                                                                                      ---------------     ---------------

   Total Other Income                                                                       2,444,421             183,577
                                                                                      ---------------     ---------------

Minority Interest in Income from Continuing Operations
   of Subsidiary                                                                             (735,538)             41,943
                                                                                      ---------------     ---------------

   Income Before Tax                                                                        3,187,281             530,615

Income Taxes                                                                                  656,362                  --
                                                                                      ---------------     ---------------

   Income from Continuing Operations                                                        1,795,381             530,615
                                                                                      ---------------     ---------------

Discontinued Operations:
   [Loss] from Discontinued Operations after Taxes (Note 8)                                  (162,599)           (653,837)

   Net [Loss] Income                                                                  $     1,632,782     $      (123,222)
                                                                                      ===============     ================

Earnings [Loss] Per Share:
   Income from Continuing Operations                                                  $              .71  $           .21
   Loss from Discontinued Operations                                                                (.08)            (.26)
                                                                                      ------------------  ---------------

   Net [Loss] Income Per Share                                                        $              .64  $          (.05)
                                                                                      ==================  ===============

   Weighted Average Number of Shares Outstanding                                            2,545,800           2,528,269
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Cumulative
                                                                                   Foreign      Common
                                           Common Stock    Additional             Currency    Stock of the    Note       Total
                                      Number of             Paid-in    Retained  Translation Parent Held by Receivable Stockholders'
                                        Shares      Amount  Capital    Earnings  Adjustments a Subsidiary   For Stock   Equity
  Balance - December 31, 1995           2,545,200     2,545   6,230,593     445,468      31,622       --   (1,500,000)    5,210,228

Accrued Interest on Note                                                                                     (352,275)     (352,275)

Additional Offering Costs from 2nd Phase
  Sale of Stock of Subsidiary                  --        --     (21,379)         --          --       --           --       (21,379)

Issuance of Common Stock on
  Exercise of Warrants                        600         1          --          --          --       --           --             1

Common Stock Issued to Subsidiary              --        --          --          --          -- (776,145)          --      (776,145)

Foreign Currency Translation Adjustment        --        --          --          --     218,778       --           --       218,778

Net [Loss] for the year ended
  December 31, 1996                            --        --          --    (123,222)         --       --           --      (123,222)
                                        ---------   -------  ----------  ----------    -------- --------  -----------    ----------

  Balance - December 31, 1996           2,545,800  $  2,546  $6,209,214    $322,246    $250,400 (776,145) $(1,852,275)   $4,155,986
                                        =========   =======  ==========  ==========    ======== ========  ===========    ==========

Minority Interest Adjustment                   --        --          --    (577,057)         --       --           --      (577,057)

Net Profit for the Year Ended
  December 31, 1997                            --        --          --   1,632,782          --       --           --     1,632,782

Accrued Interest on Note                       --        --          --          --          --       --     (120,000)     (120,000)

Foreign Currency Translation Adjustment        --        --          --          --      37,794       --           --        37,794
                                        ---------   -------  ----------  ----------    -------- --------  -----------    ----------

  Balance - December 31, 1997           2,545,800   $ 2,546  $6,209,214  $1,377,971    $288,194 (776,145) $(1,972,275)   $5,129,505
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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Fifty-two weeks ended
                                                                                        December 31,         December 31,
                                                                                           1 9 9 7              1 9 9 6
Operating Activities:
   Net Income (Loss) Before Minority Interest After Tax                               $     2,592,285     $      (530,615)
                                                                                      ---------------     ----------------
   Adjustments to Reconcile Net Income (Loss) to Net Cash (Used for) Provided by
     Operating Activities:
     Depreciation and Amortization                                                            921,342             917,546
     Loss from Discontinued Operations                                                             --             631,341
     Gain on Sale of Subsidiary Stock                                                      (2,163,038)                 --
     Recovery of Bad Debts                                                                         --             (46,230)
     (Loss) on Disposal of Property and Equipment                                              67,078            (306,057)
   Changes in Assets and Liabilities:
     (Increase)/Decrease in:
       Trade Accounts and Other Receivables                                                   530,525             (61,787)
       Inventories                                                                           (150,520)           (174,788)
       Prepaid Expenses and Accrued Income                                                    352,120            (653,488)
       Other Assets                                                                          (230,971)           (206,176)
     Increase (Decrease) in:
       Trade Accounts Payable                                                              (1,040,025)            320,797
       Accrued Expenses                                                                       734,525             334,994
       Other Payables and Accrued Interest                                                         --             300,802
       Taxes Payable                                                                          626,583              79,244
                                                                                      ---------------     ---------------

     Net Cash Provided by Continuing Operations                                             2,239,903           1,035,472
                                                                                      ---------------           ---------
     Net Cash (Used) by Discontinued Operations                                              (223,965)           (653,837)
                                                                                      ----------------           ---------
   Net Cash - Operating Activities - Forward                                                2,015,939             381,635
                                                                                      ---------------     ---------------

Investing Activities:
   Proceeds from Sale of Subsidiary Stock                                                   3,125,063                  --
   Purchase of Property and Equipment and Capitalized Costs                                (3,253,569)         (1,294,141)
   Cost of Disposal of Subsidiary Stock                                                      (664,873)                 --
   Proceeds on Disposal of Property and Equipment                                             390,542             700,855
   Advances to Officer                                                                       (125,557)                 --
   Payments by Officer                                                                        102,000              43,135
   Advances to Parent Company                                                                (981,203)           (440,000)
   Payments by Parent Company                                                                 765,439             609,532
   Payments/Advances to Related Parties                                                       (29,785)                 --
   Payments by Related Parties                                                                     --                  --
   (Increase) Decrease in Restricted Cash                                                          --             200,000
   Purchase of Intangible Assets                                                              (82,708)            (64,223)
                                                                                      ----------------    ----------------
   Net Cash - Investing Activities - Forward                                                 (754,651)           (244,842)
                                                                                      ----------------    ---------------

Financing Activities:
   Deferred Offering Costs                                                                         --            (100,000)
   Proceeds from Sale of Common Stock                                                           6,500                  --
   Purchase Shares for Treasury Stock                                                         (14,000)                 --
   New Bank Loans                                                                           1,475,914             187,920
   Repayment of Debt                                                                         (550,860)           (281,504)
   Capital Lease Payments                                                                     (97,121)           (213,178)
                                                                                      ----------------    ---------------
   Net Cash - Financing Activities - Forward                                          $       820,433     $      (406,762)

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

                                                                               1997                 1996
Revenues                                                               $        96,250  $        103,874
Cost of Sales                                                                       80           170,583
Operating Expenses                                                             248,919           429,362
Estimated Closing Costs                                                             --           135,270
                                                                       ---------------  ----------------
Net Before Taxation Effects                                            $      (152,749) $       (631,341)
The taxation benefit from the losses was:                                       41,853                --
                                                                       ---------------  ----------------

Total                                                                         (110,896)         (631,341)
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

                                                                             1997              1996
Revenues                                                               $       816,158  $      1,532,361
Cost of Sales                                                                  551,732           967,653
Operating Expenses                                                             335,642           587,204
                                                                       ---------------  ----------------
Net Before Taxation Effects                                            $       (71,216) $       (22,496)
---------------------------
The taxation benefit from the losses was:                                       19,513                --
                                                                       ---------------  ----------------

Total                                                                          (51,703)         (22,496)
                                                                       ================ ================

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

(12) Income Taxes and Provision for Income Taxes

The current year taxation charge consists of the following:
                                   1997            1996
                                     $               $

Continuing Operations
- United States                  182,000                 0
- United Kingdom                 474,362                 0
                               ---------         ---------
                                $656,362                $0

Discontinued Operations
- United States                        0                 0
- United  Kingdom                (61,366)                0
                               ---------         ---------
                                $(61,366)               $0

Total Income Tax Charge         $594,996                $0
                               =========         =========

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

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                        For the Fifty-Two Weeks Ended
                                     December 28,            December 29,
                                       1 9 9 7                  1 9 9 6
Net (Loss) Income:
   As Reported                            $2,346,084          $(139,808)
                                  ==================        ===========

   Pro Forma                              $2,326,001          $(183,008)
                                  ==================        ===========

(Loss) Earnings Per Share:
   As Reported                                  $.34             $(.02)
                                  ==================        ===========

   Pro Forma                                    $.34             $(.03)
                                  ==================        ===========

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

CRESCENT CAPITALK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17

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

                               . . . . . . . . . .