Form 10QSB
period 1998-06-30
CRESCENT CAPITAL INC / DE
filed 1998-08-20
CIK 874017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended June 30, 1998               Commission File Number 0-26270


                             CRESCENT CAPITAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                    33-3645694
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


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

                           Yes  X     No
                              -----     -----

As of August 1, 1998 2,545,800 shares of common stock par value, $.01 per share were outstanding.

                             CRESCENT CAPITAL, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 30, 1998

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed Consolidated Balance Sheets as of June 30, 1998
    [Unaudited] and December 31, 1997 [Audited]                            3 - 4

  Condensed Consolidated Statements of Operations for the three months ending June 30, 1998 and June 30, 1997 and for the six months
    ended June 30, 1998 and June 30, 1997 [Unaudited]                          5

  Condensed Consolidated Statement of Stockholders' Equity for the six
    months ended June 30, 1998 and the year ended December 30, 1997
    [Unaudited]                                                                6

  Condensed Consolidated Statements of Cash Flows for the six months
    ended June 30, 1998 and June 30, 1997 [Unaudited]                          7

  Notes to Condensed Consolidated Financial Statements                         8

Item 2: Management's Discussion and Analysis of
Financial Condition and Results of Operations                             9 - 13


Part II: OTHER INFORMATION                                                    14

SIGNATURES                                                                    15

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                        June 30, 1998    December 31, 1997
                                         [Unaudited]
ASSETS:
Current Assets:
  Cash                                    $ 1,275,409     $ 2,575,876
  Trade Accounts Receivable - Net           2,275,060       2,050,094
  Franchisee Loans                            529,756         707,009
  Other Receivables                           940,693         611,690
  Inventories                               1,072,045       1,015,651
  Prepaid Expenses and Accrued Income         883,619         306,716
  Officer Loan Receivable                     163,573         148,573
  Due from Related Parties [D]              2,166,816       1,687,762
  Deposits                                    420,080         308,318
                                          -----------     -----------

  Total Current Assets                      9,727,051       9,411,689
                                          -----------     -----------


Property and Equipment - Net                8,277,644       5,435,818
                                          -----------     -----------

Other Assets:
  Deferred Opening Cost                       100,000         100,000
  Intangible Assets - Net                   1,063,661       1,079,741
                                          -----------     -----------

Total Other Assets                          1,163,661       1,179,741
                                          -----------     -----------


Total Assets                              $19,168,356     $16,027,248
                                          -----------     -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER 31, 1997.
--------------------------------------------------------------------------------

                                                          June 30, 1998   December 31, 1997
                                                            [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Trade Accounts Payable                                   $  3,898,355      $  2,691,247
  Accrued Expenses and Other Payables                         2,148,234         1,920,684
  Taxes Payable                                               1,071,063         1,042,354
  Obligations Under Capital Leases                              140,601           111,604
  Current Portion of Long Term Debt                             300,709           200,629
                                                           ------------      ------------

  Total Current Liabilities                                   7,558,962         5,966,518
                                                           ------------      ------------

Long-Term Liabilities                                         2,764,882         1,515,252
                                                           ------------      ------------
Minority Interest                                             3,559,785         3,415,973
                                                           ------------      ------------

Stockholders' Equity:
  $.01 Par Value, Preferred Stock,
        1,000,000 Shares Authorized,
  No Shares Issued and Outstanding                                   --                --

  $.001 Par Value, Class A Common Stock,
        5,000,000 Shares Authorized and
        545,800 Shares Issued and Outstanding                       546               546
  $.001 Par Value, Convertible Class B
         Common Stock - 2,000,000 Shares
         Authorized, Issued and Outstanding                       2,000             2,000

  Additional Paid-in-Capital                                  6,209,214         6,209,214

  Retained Earnings                                           1,591,267         1,177,971

  Cumulative Foreign Currency                                   290,120           288,194
       Translation Adjustment

  Note Receivable for Stock Including Accrued Interest       (2,032,275)       (1,972,275)
  Treasury Stock                                               (776,145)         (776,145)
                                                           ------------      ------------

  Total Stockholders' Equity                                  5,284,727         5,129,505
                                                           ------------      ------------

  Total Liabilities and Stockholders' Equity               $ 19,168,356      $ 16,027,268
                                                           ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC
--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
--------------------------------------------------------------------------------

                                                      For the Three Months                    For the Six Months
                                                  April 1, 1998         April 1,        January 1,        January 1,
                                                   to June 30,      1997 to June      1998 to June       1997 to June
                                                      1998            30, 1997          30, 1998           30, 1997
Revenue:
  Sales by Company Owned Stores                   $    974,605      $  1,030,626      $  1,955,632      $  1,939,351
  Commissary Sales                                   5,342,645         4,042,559        10,039,054         7,961,599
  Franchise Fees                                       135,260           122,095           257,915           255,372
  Rental Income                                        626,462           540,255         1,195,473         1,031,706
  Royalty Sales                                      1,300,210           957,971         2,360,582         1,844,745
  Computer Sales                                       185,289           201,079           391,627           569,602
  Other Operating Income                                87,564            69,942           171,169           146,651
                                                  ------------      ------------      ------------      ------------
  Total Revenue                                      8,652,035         7,054,627        16,371,432        13,749,026
                                                  ------------      ------------      ------------      ------------
Cost of Sales:
  Company Owned Stores                                 382,826           614,543           753,440         1,176,900
  Commissary                                         4,998,409         3,445,331         9,210,341         6,834,735
  Other Operating Expenses                             841,053         1,037,487         1,824,385         2,048,418
                                                  ------------      ------------      ------------      ------------
  Total Cost of Sales                                6,222,288         5,097,361        11,788,166        10,060,053
                                                  ------------      ------------      ------------      ------------
                                                     2,429,747         1,957,266         4,583,266         3,688,973
  Gross Margin
Administrative Expenses                              1,981,061         1,585,471         3,785,593         2,988,466
Amortization/Depreciation                               85,970           196,526           305,372           382,147
Gain on Sale of Fixed Assets                            (2,442)           88,434            (2,442)           88,434
                                                  ------------      ------------      ------------      ------------
Operating Income/(Loss)                                365,158           263,703           494,743           406,794
Interest Income                                        111,342            77,318           213,125           162,320
Interest Expense                                       (52,659)          (20,906)          (52,659)          (50,979)
Income from Continuing Operations                      423,841           320,115           655,209           518,135
                                                  ------------      ------------      ------------      ------------

(Loss) from Discontinued Operations                         --               349                --           (68,022)
                                                  ------------      ------------      ------------      ------------

Minority Interest in Net Income of Subsidiary          (93,356)          (93,886)         (143,812)         (131,167)
Extraordinary Income After Tax                              --         1,756,038                --         1,756,038
                                                  ------------      ------------      ------------      ------------
Minority Interest on Extraordinary Income                   --          (526,811)               --          (526,811)
Income Before Income Taxes                             330,485                --           511,397                --
Income Tax                                            (173,387)               --          (298,102)               --
Net Income                                             157,098         1,455,805           213,295         1,548,173
Earnings Per Share:
From Continuing Operations                        $       0.06      $       0.12      $       0.08      $       0.20
From Discontinued Operations                                --                --                --      $      (0.02)
Extraordinary Income                                        --      $       0.69                --      $       0.69
Minority Interest                                 $      (0.04)     $      (0.24)     $      (0.06)     $      (0.26)
                                                  ------------      ------------      ------------      ------------
Net Income Per Share                              $       0.02      $       0.57      $       0.02      $       0.60
                                                  ------------      ------------      ------------      ------------
Weighted Average Number of Shares Outstanding
                                                     2,545,800         2,545,800         2,545,800         2,545,200
                                                  ------------      ------------      ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                                                            Total
                                     Common Stock     Additional                 Currency    Stock of the     Note          Stock-
                                 Number of              Paid-in      Retained   Translation  Parent Held by Receivable     holders'
                                  Shares      Amount    Capital      Earnings   Adjustments  a Subsidiary    For Stock     Equity

  Balance - December 31, 1996    2,545,800   $ 2,546   $6,209,214   $  322,246    $250,400   $(776,145)   $(1,852,275)   $4,155,986
                                 =========   =======   ==========   ==========    ========   =========    ===========    ==========

Minority Interest Adjustment            --        --           --     (577,057)         --          --             --      (577,057)

Net Profit for the Year Ended
  December 31, 1997                     --        --           --    1,632,782          --          --             --     1,632,782

Accrued Interest on Note                --        --           --           --          --          --       (120,000)     (120,000)

Foreign Currency
  Translation Adjustment                --        --           --           --      37,794          --             --        37,794
                                 ---------   -------   ----------   ----------    --------   ---------    -----------    ----------

Balance - December 31, 1997      2,545,800   $ 2,546   $6,209,214   $1,377,971    $288,194   $(776,145)   $(1,972,275)   $5,129,505
                                 =========   =======   ==========   ==========    ========   =========    ===========    ==========

Net Income for the Period
January 1, 1998 to June 30, 1998        --        --           --      213,295          --          --             --       213,295

Accrued Interest on Note                --        --           --           --          --          --        (60,000)      (60,000)

Foreign Currency
  Translation Adjustment                --        --           --           --       1,927          --             --         1,927
                                 =========   =======   ==========   ==========    ========   =========    ===========    ==========

Balance - June 30, 1998          2,545,800   $ 2,546   $6,209,214   $1,591,267    $290,121   $(776,145)   $(2,032,275)   $5,284,728
                                 =========   =======   ==========   ==========    ========   =========    ===========    ==========

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

CRESCENT CAPITAL, INC.
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                  For the Six Months
                                                                           January 1, 1998   January 1, 1997
                                                                                 to               to
                                                                            June 30, 1998    June 30, 1997
Net Cash - Operating Activities                                              $   781,625      $   653,987
                                                                             -----------      -----------

Investing Activities:
  Purchase of Property, Equipment and Capitalized Costs                       (3,147,198)        (857,886)
  Proceeds on Disposal of Property and Equipment                                 178,526          328,934
  Loan to Officer                                                                (15,000)              --
  Loan to Related Party                                                         (479,054)              --
                                                                             -----------      -----------
  Net Cash - Investing Activities                                             (3,462,726)        (528,952)
                                                                             -----------      -----------

Financing Activities:
  New Bank Loans                                                               1,638,489          260,236
  Payment of Debt & Capitalized Leases                                          (259,782)        (255,726)
  Proceeds from Sale of Common Stock                                                  --        3,129,572
                                                                             -----------      -----------
Net Cash - Financing Activities                                                1,378,707        3,129,572
                                                                             -----------      -----------

Effect of Exchange Rate Changes on Cash                                            1,927           29,766

Net [Decrease] in Cash and Cash Equivalents                                   (1,300,467)       3,284,373

Cash and Cash Equivalents - Beginning of Periods                               2,575,409          657,880
                                                                             -----------      -----------
Cash and Cash Equivalents - End of Periods                                     1,275,876        3,942,253
                                                                             -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                 52,659           43,610
    Taxes Paid                                                                        --               --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:

  Exchange of Treasury Stock and Assignment of Consulting Agreements                  --               --
  Fixed Assets acquired under Capital Leases                                          --               --

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



(B)  Basis of Reporting

     The balance sheets as of June 30, 1998, the statements of operations for the period January 1, 1998 to June 30, 1998, and for the period January 1, 1997 to March 31, 1997, the statement of stockholders' equity for the period January 1, 1998 to June 30, 1998 and the statements of cash flows for the period January 1, 1998 to June 30, 1998 and for the period January 1, 1997 to March 31, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1998, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1997.

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



(D)  Due From Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At June 30, 1998, $2,189,247 was due from Woodland for funds advanced by the

     Company and its subsidiaries. These funds are to be repaid on a short term basis and are interest bearing.



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


     On July 24, 1998, a Proxy Statement was sent to IFS shareholders seeking approval of the merger. On August 19, 1998, in a Special Meeting, shareholders voted "FOR" the merger.

 Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Income before extraordinary items taxes and minority interest for the thirteen week period ended June 28, 1998 was higher than the same period of the previous year due to more stores open, an increase in average weekly sales, and improved commissary efficiencies ($422,854 in 1998 versus $312,604 in 1997). During the thirteen week period ended June 28, 1998, the Company opened 8 delivery units which brings the total to 167 units operating in the United Kingdom and Ireland. Domino units opened include 161 delivery units, (12 that are Company owned) and 6 units that are "call and collect".

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

Results of Operations

                                           For the Thirteen Weeks Ended
Income Statement Data                         June 28,    June 29,
                                                1998       1997
Revenues:                                       (%)         (%)
Sales by Company Owned Stores                    11.3      14.1
Commissary Sales                                 61.8      57.9
Franchise Fees                                    1.6       1.9
Rental Income                                     7.2       7.3
Royalty Sales                                    15.0      13.4
Computer Sales                                    2.1       4.1
All Other Revenues                                1.0       1.1
                                              -------   -------
Total Revenues                                  100.0     100.0

Cost of Sales:
Company Owned Stores (1)                         64.5      60.7
Commissary Sales (1)                             93.6      87.4
Other Cost of Sales (1)                          36.0      53.2
                                              -------   -------
Total Cost of Sales                              71.9      73.2

Gross Margin                                     21.4      26.8

Administrative                                   16.1      21.4
Amortization/Depreciation                         1.0       2.8
Sale Of Fixed Assets                             --        (0.6)
                                              -------   -------
Operating Income                                  4.3       2.8
Other Income                                      0.5       0.4
                                              -------   -------
Continuing Operations                             4.9       3.2
Discontinued Operations - (Loss)                 --        (0.5)
                                              -------   -------
Income/(Loss) before Extraordinary Income         4.9       2.7
                                              =======   =======


Notes:
(1)   as a percentage of respective revenue


Comparison of the Thirteen Week Periods April 1, 1998 to June 30, 1998 and April 1, 1997 to June 30, 1997.

Revenue

Total revenue for the thirteen week period ended June 28, 1998 was $8.7 million, an increase of 22.6% against the same period of 1997. The main constituents of this increase arose from royalty income which increased by approximately $0.4 million, and commissary sales which increased by $1.3 million.

For the period ended June 28, 1998, system wide sales totalled $23.6 million versus $17.5 million in the second quarter of 1997. This represents a 25.9% improvement from the previous year. This increase in system-wide sales is the primary reason for the increase in royalty income and commissary sales. Sales at

Company owned stores decreased by approximately $55,000 for the period ended June 28, 1998 as compared to the period ended June 29, 1997. The decrease was attributed to more open corporate units (12 versus 11) and better sales performance at its flagship store in Milton Keynes.

Cost and Expenses

The Company experienced an increase in cost of sales against the same thirteen week period in 1997 from approximately $5.1 million to $6.2, an increase of 22%. The cost of sales as a percentage of commissary sales was higher to the same period of the previous year (93.6% vs 87.4%) primarily because of higher distribution costs and lower margin on cheese. The cost of sales as a percentage of Company owned store sales increased from 60.7% in the same period in 1997 to 64.5% in 1998. This is the result of new stores and under-performing stores acquired in the first quarter of 1998.

Income

Operating income of $365,158 was achieved in the period against operating income of $263,703 in the comparable period in 1997. This increase in profitability resulted from an increase in operating and administrative expense that offset the improved gross margin results.

Liquidity and Capital Resources

At June 28, 1998, the Company's working capital of $2.8 million compared to $4.4 million at June 29, 1997, and $4.0 million at December 29, 1997. The Company's trade receivable has increased by $205,000 from the end of the year as the Company sales increased. The Company's receivable from related parties increased by $660,000 and inventories and other receivables have decreased by $128,000. Total current liabilities have increased by $1.6 million from the year end. The principle increase in current liabilities is related almost entirely to the accrual for expenses and costs related to the construction of the new commissary.

The Company anticipates it will spend $500,000 to open additional corporate stores in 1998. The Company is not obligated to open any additional Company owned stores through the end of 1998 under the Master Franchise Agreement.

To support the Company's continuing growth, the Company is constructing a new administrative office and new commissary. The Company estimates the cost of the new facility to be approximately 3.4 million pound sterling ($5.5 million). The Company has secured financing from National Westminster Bank for approximately 70% of the total cost. The building construction cost will be financed over 15 years at a fixed rate interest rate of 8.75%. The equipment will be financed over a 5 year lease. The Company believes its existing commissary will adequately service the dough production needs of existing and projected new franchisees for the next twelve months. The Company believes it can finance its obligations from existing cash balances and projected cash flows. The new facility is forecasted to open in September 1998.

The Company does not anticipate that the loan to Crescent Capital will be repaid before September 1998.

If the Company's plans change or its assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve increased sales. If such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

Exchange Rate

The weighted exchange rate for the three month period ended June 30, 1998 ($1.6354 per British pound sterling) was approximately 1% lower than the exchange rate during the comparable period in 1997 ($1.645 per British pound sterling).

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

                                        CRESCENT CAPITAL, INC.


Date:  August 20, 1998                  /s/ Colin Halpern
                                        Colin Halpern, President